Form 10-Q
period 2015-06-30
Cynapsus Therapeutics Inc.
filed 2015-08-14
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-37426

CYNAPSUS THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-1226819 (I.R.S. Employer Identification No.)

828 Richmond Street West, Toronto, Ontario, Canada (Address of principal executive offices)	M6J 1C9 (zip code)

416-703-2449 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2015, there were 12,117,301 common shares, no par value per share, of Cynapsus Therapeutics Inc. outstanding.

CYNAPSUS THERAPEUTICS INC.

FORM 10-Q

i

GENERAL MATTERS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Cynapsus,” “we,” “us” and “our” refer to Cynapsus Therapeutics Inc. and our wholly-owned subsidiary, Adagio Pharmaceuticals Ltd., or Adagio.

Cynapsus, a corporation organized under the federal laws of Canada, qualifies as a foreign private issuer in the U.S. for purposes of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Although, as a foreign private issuer, we are not required to do so, we currently file quarterly reports on Form 10-Q and current reports on Form 8-K, and we will file annual reports on Form 10-K, with the United States Securities and Exchange Commission, or the SEC, instead of filing the reporting forms available to foreign private issuers.

Unless otherwise noted herein, all references to “$,” “Cdn$,” “Canadian dollars,” or “dollars” are to the currency of Canada and “US$,” “United States dollars,” or “U.S. dollars” are to the currency of the United States.

As of August 13, 2015, the noon rate of exchange published by the Bank of Canada was US$1.00 = Cdn$1.3078.

1

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable securities laws. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below:

•	our beliefs regarding the advantages of APL-130277 and assumptions that others will share such beliefs;

•	our expectations regarding the commercialization of APL-130277;

•	our belief that there is an unmet medical need and market opportunity for APL-130277;

•	our expectations regarding regulatory approval in the United States and in other jurisdictions;

•	our expectation that APL-130277 will be able to follow the regulatory pathway set forth in Section 505(b)(2) of the United States Federal Food, Drug, and Cosmetic Act, or FDCA;

•	our plan to timely commence and/or complete remaining trials and studies as required by the U.S. Food and Drug Administration, or FDA, and other regulators, including our Phase 3 clinical trials and studies;

•	our beliefs regarding frequency, types and severity of OFF episodes;

•	our expectations regarding future capital needs and funding requirements and our assumptions relating to current and future costs;

•	our ability to otherwise successfully develop APL-130277 and any other product candidates we may develop in the future;

•	our beliefs regarding the sufficiency of our existing cash for funding certain activities;

•	our intention to develop and commercialize APL-130277 in international markets;

•	our expectation that third-party contract manufacturing organizations will be able to provide us with sufficient quantities of our sublingual thin film formulation of apomorphine; and

•	our expectation for building a focused sales and marketing infrastructure to market APL-130277 and any other product candidates in the United States.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to those factors identified under the caption “Risk Factors” in Part II, Item 1A and in our filings and reports in the United States with the SEC available on the SEC’s web site at www.sec.gov, and in Canada with the various Canadian securities regulators, which are available online at www.sedar.com. Furthermore, unless otherwise stated, the forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Financial Position

UNAUDITED

(in Canadian dollars)

		June 30,	December 31,
	NOTES	2015	2014
		$	$
ASSETS
Current assets
Cash	5	111,455,042	17,448,497
Prepaid expenses and other current assets		564,289	269,779
Total current assets		112,019,331	17,718,276
Non-current assets
Property, plant and equipment	6	386,965	257,830
Intangible assets	7	550,584	574,522

Total assets		112,956,880	18,550,628

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	8, 14	4,473,840	3,080,631
Total current liabilities		4,473,840	3,080,631

SHAREHOLDERS’ EQUITY
Share capital	9	140,407,452	31,740,941
Equity reserves
Warrants	9	12,026,470	13,452,183
Share-based payments	9	4,612,711	2,787,525
Deficit		(48,563,593)	(32,510,652)
Total shareholders’ equity		108,483,040	15,469,997

Total liabilities and shareholders’ equity		112,956,880	18,550,628

COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)

APPROVED ON BEHALF OF THE BOARD:

“Ronald Hosking” ,	Director	“Rochelle Stenzler” ,	Director

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Loss and Comprehensive Loss

UNAUDITED

(in Canadian dollars)

		For the three months ended June 30,		For the six months ended June 30,
	NOTES	2015	2014	2015	2014
		$	$	$	$
EXPENSES
Research and development	10	7,880,569	1,164,166	10,751,670	1,612,858
Operating, general and administrative	11	2,039,823	894,111	3,817,973	1,852,474
Share-based payments	9	1,601,005	401,020	1,875,073	418,096
Amortization of intangible assets	7	11,969	14,747	23,938	29,493
Depreciation of property, plant and equipment	6	33,414	1,776	41,701	2,435
Acquisition milestone share-based payment	13, 14	-	-	1,500,000	-
Unrealized foreign exchange (gain) loss		(562,593)	367,327	(1,745,025)	390,225
Recovery on scientific research		(40,000)	(10,000)	(70,000)	(20,000)
Research grant	12	-	-	(127,710)	(239,968)
Interest income net of interest expense and related charges		(5,678)	(17,089)	(14,679)	(19,283)
Loss and comprehensive loss for the period		10,958,509	2,816,058	16,052,941	4,026,330

Loss per share - basic and diluted		1.50	0.62	2.56	1.15
Weighted average number of shares outstanding – basic and diluted	9	7,316,076	4,524,549	6,280,674	3,501,059

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Changes in Equity

UNAUDITED

(in Canadian dollars)

	Share Capital	Equity Reserves – Warrants	Equity Reserves – Share-based Payments	Deficit	Total
	$	$	$	$	$
Balance as at December 31, 2014	31,740,941	13,452,183	2,787,525	(32,510,652)	15,469,997

Public offering, net of transaction costs	81,260,387	-	-	-	81,260,387
Private placement, net of transaction costs	19,551,377	-	-	-	19,551,377
Exercise of warrants	6,219,154	(1,425,713)	-	-	4,793,441
Acquisition milestone share-based payment	1,500,000	-	-	-	1,500,000
Exercise of share-based payments	135,593	-	(49,887)	-	85,706
Share-based payments	-	-	1,875,073	-	1,875,073
Loss for the period	-	-	-	(16,052,941)	(16,052,941)
Activity for the period	108,666,511	(1,425,713)	1,825,186	(16,052,941)	93,013,043

Balance as at June 30, 2015	140,407,452	12,026,470	4,612,711	(48,563,593)	108,482,040

Balance as at December 31, 2013	16,156,398	4,211,014	1,918,672	(21,692,065)	594,019

Prospectus offering, net of transaction costs	13,037,024	9,803,212	-	-	22,840,236
Exercise of warrants	988,356	(251,360)	-	-	736,996
Exercise of share-based payments	226,892		(106,774)	-	120,118
Share-based payments	-	-	418,096	-	418,096
Loss for the period	-	-	-	(4,026,330)	(4,026,330)
Activity for the period	14,252,272	9,551,852	311,322	(4,026,330)	20,089,116

Balance as at June 30, 2014	30,408,670	13,762,866	2,229,994	(25,718,395)	20,683,135

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Cash Flows

(in Canadian dollars)

		For the six months ended June 30,
	NOTES	2015	2014
		$	$
Operating activities
Loss for the period		(16,052,941)	(4,026,330)
Items not affecting cash:
Share-based payments	9	1,875,073	418,096
Amortization of intangible assets	7	23,938	29,493
Depreciation of property, plant and equipment	6	41,701	2,435
Acquisition milestone share-based payment	13	1,500,000	-
Unrealized gain on foreign exchange		(1,745,025)	390,225
		(14,357,254)	(3,186,081)
Changes in non-cash working capital:
Change in prepaid expenses and other current assets		(294,510)	(58,056)
Change in accounts payables and accrued liabilities		1,393,209	(1,458,116)
Deferred grant proceeds		-	(239,968)
Net cash used in operating activities		(13,258,555)	(4,942,221)

Investing activities
Purchase of property, plant and equipment	6	(170,836)	(17,906)
Net cash used in investing activities		(170,836)	(17,906)
Financing activities
Gross proceeds from issuance of shares and warrants	9	110,290,694	25,000,000
Commissions and share issuance costs	9	(9,478,930)	(2,159,764)
Gross proceeds from exercise of warrants	9	4,793,441	736,996
Gross proceeds from exercise of share-based payments	9	85,706	120,118
Net cash provided by financing activities		105,690,911	23,697,350
Effect of exchange rate changes on cash and cash equivalents		1,745,025	(390,225)
Increase in cash and cash equivalents		94,006,545	18,346,998
Cash and cash equivalents, beginning of period		17,448,497	2,289,046
Cash and cash equivalents, end of period		111,455,042	20,636,044

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

1.	NATURE OF OPERATIONS

Cynapsus Therapeutics Inc. (“Cynapsus” or the “Company”) is a specialty pharmaceutical company currently focused on developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with Parkinson’s disease. The Company’s shares are listed on the TMX Group Inc.’s Toronto Stock Exchange (“Exchange”) (CTH: TSX) and traded in the United States on the NASDAQ Global Market (NASDAQ: CYNA). Cynapsus was incorporated under the federal laws of Canada. The head office, principal address, registered address and records office of the Company are located at 828 Richmond Street West, Toronto, Ontario, Canada, M6J 1C9.

2.	BASIS OF PREPARATION

The condensed interim consolidated financial statements consolidate the financial statements of Cynapsus and its wholly-owned subsidiary, Adagio Pharmaceuticals Ltd. (“Adagio”). All significant intercompany transactions and balances have been eliminated.

These unaudited condensed interim consolidated financial statements have been prepared in compliance with International Accounting Standard 34 Interim Financial Reporting. The notes presented in these unaudited condensed interim consolidated financial statements include only significant events and transactions occurring since our last fiscal year end and are not fully inclusive of all matters required to be disclosed in our annual audited consolidated financial statements. The policies applied in these unaudited condensed interim consolidated financial statements are based on International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). Any subsequent changes to IFRS or their interpretation, that are given effect in the Company’s annual consolidated financial statements for the year ending December 31, 2015 could result in a restatement of these unaudited condensed interim consolidated financial statements.

On August 13, 2015, the Board of Directors approved and authorized these condensed interim consolidated financial statements for the three and six months ended June 30, 2015.

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current period.

In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

3.	FUTURE ACCOUNTING CHANGES

Certain pronouncements that were issued by the IASB or the International Financial Reporting Interpretations Committee are mandatory for accounting periods beginning on or after January 1, 2016. Many are not applicable or do not have a significant impact to the Company and have been excluded. The following pronouncement has not yet been adopted and is being evaluated to determine its impact on the Company.

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the IASB in July 2014 and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”) and all previous versions of IFRS 9. IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost, fair value through profit or loss, or fair value through other comprehensive income. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Most of the requirements in IAS 39 for classification and measurement of financial liabilities were carried forward unchanged to IFRS 9, except that an entity choosing to measure a financial liability at fair value will present the portion of any change in fair value due to changes in the entity’s own credit risk in other comprehensive income, rather than within profit or loss. The new standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for annual periods beginning on or after January 1, 2018. Earlier adoption is permitted.

4.	SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of these condensed interim consolidated financial statements in accordance with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the condensed interim consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. The condensed interim consolidated financial statements include estimates, which, by their nature, are uncertain. The impact of such estimates are pervasive throughout the condensed interim consolidated financial statements, and may require accounting adjustments based on future occurrences.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The areas involving a higher degree of judgment or complexity, or areas where the assumptions and estimates are significant to the financial statements were the same as those applied to the Company’s consolidated financial statements as at and for the year ended December 31, 2014.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

5.	RISK MANAGEMENT

Financial risk management

In the normal course of business, the Company is exposed to a number of financial risks that can affect its operating performance. These risks are credit risk, liquidity risk and market risk. The Company’s overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance. There were no changes in the Company’s approach to risk management during the three and six months ended June 30, 2015.

(i)	Credit risk

The Company’s cash balance is on deposit with a Canadian chartered bank. The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to these financial instruments is remote.

(ii)	Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at June 30, 2015, the Company had cash of $111,455,042 and prepaid expenses and other current assets of $564,289 (December 31, 2014 - $17,448,497 and $269,779, respectively) to settle current liabilities of $4,473,840 (December 31, 2014 - $3,080,631). The Company’s accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(i)	Interest rate risk

The Company had a cash balance of $111,455,042 as at June 30, 2015 (December 31, 2014 - $17,448,497). The Company’s current policy is to invest excess cash in a business savings account and investment-grade short-term deposit certificates issued by its banking institutions. The Company periodically monitors the investments it makes and is satisfied with the credit ratings of its banks. The Company considers interest rate risk to be minimal as investments are short-term.

(ii)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s functional and presentation currency is the Canadian dollar and all amounts in the condensed interim consolidated financial statements are expressed in Canadian dollars, unless otherwise noted. The Company funds the majority of research and development expenses in the United States from its U.S. dollar bank account held in Canada and certain expenses in Europe on a cash call basis using the Euro converted from its Canadian dollar bank accounts held in Canada. The Company believes that while currency conversions could affect results of operations, there is not a significant risk to its ability to meet its obligations. The Company does not use derivative instruments to hedge its foreign currency risk.

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	June 30, 2015	December 31, 2014
	$	$
Cash	107,913,724	12,370,423
Accounts payable	(2,070,117)	(1,539,496)
Net exposure	105,843,607	10,830,927

US$/Cdn$ exchange rate	1.249	1.160

Based on the Company’s foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at dates indicated would have decreased the net loss by approximately $10,600,000 (December 31, 2014 - $1,100,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

(iii)	Price risk
The Company is exposed to price risk with respect to Active Pharmaceutical Ingredient (“API”) prices used in research and development activities. The Company monitors API prices in the United States, Europe and Asia to determine the appropriate course of action to be taken by the Company. Management believes that the price risk concentration with respect to API is minimal.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

5.	RISK MANAGEMENT (continued)

(iv)	Fair value

IFRS require that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the consolidated statement of financial position date based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Cash is classified as loans and receivables, measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statement of financial position approximate fair value because of the short term of these instruments.

Capital risk management

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to support its research and development activities. The Company’s capital structure consists of share capital and equity reserves. The Board of Directors does not establish quantitative return on capital criteria for management but rather relies on the expertise of the Company’s management to sustain future development of the business.

The product candidates which the Company currently has in its pipeline are in the research stage; as such, the Company is dependent on external financing to fund its activities. In order to carry out the planned research and development and pay for administration costs, the Company will spend its existing working capital and raise additional amounts as needed.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes in the Company’s approach to capital management during the three and six months ended June 30, 2015. The Company and its subsidiary are not subject to externally imposed capital requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment as at December 31, 2014 and June 30, 2015:

	Computer	Furniture	Leasehold
	Equipment	and Fixtures	Improvements	Total
	$	$	$	$
Cost
Balance as at December 31, 2014	199,773	54,093	32,880	286,746
Additions	148,119	12,043	10,674	170,836
Balance as at June 30, 2015	347,892	66,136	43,554	457,582

Accumulated Depreciation
Balance as at December 31, 2014	10,934	10,982	7,000	28,916
Depreciation	27,236	4,818	9,647	41,701
Balance as at June 30, 2015	38,170	15,800	16,647	70,617

Net book value
Net book value as at December 31, 2014	188,839	43,111	25,880	257,830
Net book value as at June 30, 2015	309,722	50,336	26,907	386,965

7.	INTANGIBLE ASSETS

The following is a summary of intangible assets as at December 31, 2014 and June 30, 2015:

	APL-130277	License
	Patents	Agreement	Total
	$	$	$
Cost
Balance as at December 31, 2014 and June 30, 2015	718,150	200,000	918,150

Accumulated Amortization
Balance as at December 31, 2014	143,628	200,000	343,628
Amortization	23,938	-	23,938
Balance as at June 30, 2015	167,566	200,000	367,566

Net book value
Net book value as at December 31, 2014	574,522	-	574,522
Net book value as at June 30, 2015	550,584	-	550,584

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

7.	INTANGIBLE ASSETS (continued)

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio. The acquisition was accounted for as a purchase of assets by the Company, as Adagio did not meet the definition of a business.

On June 10, 2005, the Company entered into a license agreement with a research and development company relating to technologies associated with the Company’s previous drug development candidate. The license is for patents that have been issued in certain jurisdictions, which will expire in February 2023, and are currently pending in other jurisdictions. On December 31, 2014, due to the emphasis by the licensee on a different product line in their development pipeline, and the lack of any progress on the licensed project, the Company reviewed the carrying value of the intangible asset for potential impairment. The Company determined that there are no expected future cash flows attributable to this asset and recorded an impairment charge of $94,449 to write down the carrying value of the intangible asset to zero.

ARx LLC Supply Agreement

On March 17, 2015, the Company entered into an agreement with ARx LLC (“ARx”), whereby ARx assigned to the Company certain patents related to APL-130277 and in exchange the agreement provides that ARx is the sole partner for formulation and process development activities for APL-130277 during the term of the agreement and the expectation of entering into a commercial supply agreement, under which ARx will be the majority supplier of APL-130277 in the United States prior to filing for Food and Drug Administration (“FDA”) approval of APL-130277. The agreement provides that the Company retain sole ownership of all filings with respect to APL-130277. The non-monetary transaction has been recorded at nil, as the fair value of the patents received by the Company and considerations given up could not be reliably measured.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities as at December 31, 2014 and June 30, 2015:

	June 30, 2015	December 31, 2014
	$	$
Trade payables	3,628,380	2,240,026
Due to related parties (Note 14)	386,412	128,713
Bonus accruals to related parties (Note 14)	249,000	508,710
Other accrued liabilities	210,048	203,182
	4,473,840	3,080,631

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL

i)	Authorized common shares

   Unlimited number of common shares with no par value

ii)	Issued and outstanding common shares

On May 15, 2015, the Company completed a share consolidation of the Company’s issued and outstanding common shares on the basis of one (1) new common share for every sixteen (16) common shares issued and outstanding. All common shares, options, warrants and per share amounts have been restated to give retrospective effect to the share consolidation.

Number of Common Shares
#
Balance as at December 31, 2014	5,020,885
Shares issued for cash – public offering	5,175,000
Shares issued for cash – private placement	1,377,467
Shares issued as acquisition milestone share-based payment	69,960
Shares issued for cash from exercise of warrants	463,157
Shares issued for cash from exercise of share-based payments	7,895
Balance as at June 30, 2015	12,114,364

On March 11, 2015, pursuant to an amended agreement, the Company issued 69,960 common shares to former Adagio shareholders as acquisition milestone share-based payment (see Note 13, Acquisition Milestone Share-based Payment).

On March 31, 2015, the Company announced the completion of a private placement of 1,377,467 common shares of the Company for gross proceeds of $20,981,579 (US$16,750,000). The issue price of $15.23 per share represents a 20% discount to the five-day volume-weighted average price per common share on the TSX as of the close of business on March 27, 2015. The common shares issued are subject to a hold period, which will expire four months plus one day from the date of issue. The Company incurred share issuance and broker commissions costs of $1,430,201 in connection with this transaction.

As part of the March 31, 2015 private placement, the Dexcel Pharma Group, a strategic pharmaceutical investor and significant shareholder of Cynapsus and which also has two directors on the Board of Directors of the Company, subscribed for 271,381 common shares having an aggregate subscription price of $4,133,684 (see Note 14, Related Party Transactions).

On June 23, 2015, the Company completed an underwritten public offering in the United States of 5,175,000 common shares at a price to the public of US$14.00 per share, for gross proceeds of $89,309,115 (US$72,450,000), including the exercise in full of the underwriters’ option to purchase additional common shares. The Company incurred share issuance and broker commissions costs of $8,048,728 in connection with this transaction. The Company’s common shares are now dual listed on the NASDAQ Global Market and the TSX. As part of the June 23, 2015 public offering in the United States, the Dexcel Pharma Group subscribed for 733,500 common shares having an aggregate subscription price of $12,658,596 (US$10,269,000).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iii)	Equity Reserve – Warrants

The number of warrants outstanding as at December 31, 2014 and June 30, 2015 and changes during the six months ended June 30, 2015 are presented below:

	Number of Warrants	Equity Reserve	Weighted Average Exercise Price/Share
	#	$	$
Balance as at December 31, 2014	3,752,182	13,452,183	11.74
Exercised	(463,157)	(1,425,713)	10.35
Balance as at June 30, 2015	3,289,025	12,026,470	11.94

A summary of warrants exercised during the six months ended June 30, 2015 is as follows:

Number of Warrants	Cash Proceeds	Exercise Price
#	$	$
321,569	2,958,447	9.20
141,588	1,834,994	12.96
463,157	4,793,441

Warrants issued and outstanding as at June 30, 2015 were as follows:

Number of Warrants	Exercise Price	Exercise Trigger*	Expiry Date	Description
#	$/ Share	$/ Share
11,875	16.00	24.00	July 18, 2017	2012 Private placement
20,650	10.00	-	October 24, 2017	2012 Private placement
7,968	10.00	-	November 23, 2017	2012 Private placement
696,372	9.20	22.08	March 1, 2018	2013 Prospectus offering, first closing
183,387	9.20	22.08	March 1, 2018	2013 Prospectus offering, second closing
2,368,773	12.96	31.20	April 15, 2019	2014 Prospectus offering
3,289,025

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iii)	Equity Reserve – Warrants

*Note: Included in some of the warrant agreements are provisions such that each warrant entitles the holder to purchase one common share at a price equal to the exercise price per share for a period up to the expiry date, except that, subject to certain exceptions, the warrants will be cancelled if they are not exercised within 30 days after written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been three times the unit price of the offering or more for 20 consecutive trading days.

There were no warrants issued during the three or six months ended June 30, 2015. The weighted average grant date fair value of the warrants issued during the year ended December 31, 2014 was $3.81. The weighted average contractual life remaining for the warrants as at June 30, 2015 is 3.48 years (December 31, 2014 - 3.71 years).

iv)	Reserve – Share-based payments

The Company has in place a stock option plan for the purchase of common shares by its directors, officers, employees and other service providers. No amounts are paid or payable by the recipient on receipt of the option. The options carry neither rights to dividends nor voting rights. Options may be exercised at any time from the date of vesting to the date of their expiry. The number of options granted is approved by the Board of Directors. All options expire up to 365 days after the resignation of an employee or director and expire 90 days after the resignation of a consultant.

The aggregate number of common shares reserved for issuance under the stock option plan is a maximum of 10% of the issued and outstanding common shares of the Company. As at June 30, 2015, there were a total of 581,501 options outstanding, representing 4.8% of the issued and outstanding common shares of the Company. No one person shall be granted options representing more than 5% of the issued and outstanding common shares of the Company in a 12-month period. Option grants to persons providing consulting and investor services may not exceed 2% of the issued and outstanding common shares of the Company in any 12-month period. The options are non-assignable and non-transferable and may be granted for a term not exceeding five years. The exercise price of the options is fixed by the Board of Directors of the Company and shall not be lower than the discounted market price (as defined by the TSX) of the shares at the time of grant, subject to all applicable regulatory requirements.

The number of stock options outstanding as at December 31, 2014 and June 30, 2015, and changes during the six months ended June 30, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price/Share
	#	$
Options outstanding as at December 31, 2014	340,653	12.22
Exercised	(7,895)	10.86
Granted	248,743	21.76
Options outstanding as at June 30, 2015	581,501	16.32

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iv)	Reserve – Share-based payments (continued)

On April 2, 2015, the Company granted stock options to acquire 248,743 common shares. The stock options were granted to officers, directors and employees of the Company at an exercise price equal to $21.76 per share and expire 5 years from the date of grant. 39,686 options fully vested immediately. For 209,057 of the options, one-quarter vested immediately, one-quarter will vest in one year, one-quarter will vest in two years, and one-quarter will vest in three years.

Weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the six months ended June 30, 2015 are as follows:

Exercise price	$21.76
Grant date share price	$21.76
Risk-free interest rate	0.52%
Expected dividend yield	-
Expected volatility	97.8%
Expected option term	3.13 years
Weighted average fair value of options granted during the year	$13.31

For the three months ended June 30, 2015, share-based compensation expense attributable to the operating, general and administrative function was $1,056,605 (June 30, 2014 - $323,988) and to the research and development function was $544,400 (June 30, 2014 – $77,032). For the six months ended June 30, 2015, share-based compensation expense attributable to the operating, general and administrative function was $1,136,938 (June 30, 2014 - $358,649) and to the research and development function was $738,135 (June 30, 2014 – $59,447).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iv)	Reserve – Share-based payments (continued)

Stock options issued and outstanding as at June 30, 2015 were as follows:

Number of Options Outstanding	Number of Options Vested and Exercisable	Effective Exercise Price/ Share	Expiry Date
#	#	$
5,624	5,624	16.00	August 12, 2015
312	312	16.00	November 10, 2015
3,124	3,124	16.00	March 4, 2016
2,500	2,500	16.00	August 19, 2016
17,185	17,185	16.00	March 23, 2017
1,625	1,625	16.00	May 30, 2017
937	937	16.00	August 29, 2017
23,332	23,332	7.36	March 1, 2018
55,998	55,998	5.76	May 1, 2018
1,562	1,562	4.96	May 28, 2018
137,749	137,749	10.40	May 20, 2019
82,810	27,759	19.84	December 5, 2019
248,743	91,955	21.76	April 2, 2020
581,501	369,662

The total number of common shares that were issuable pursuant to stock options that were exercisable as at June 30, 2015 is 369,662 (December 31, 2014 – 222,317). The weighted average exercise price of these options as at June 30, 2015 is $13.49 (December 31, 2014 - $12.22).

The weighted average contractual life remaining for the exercisable and outstanding shares issuable on exercise of stock options as at June 30, 2015 is 3.69 years and 4.05 years, respectively (December 31, 2014 - 3.59 years and 3.98 years).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

10.	RESEARCH AND DEVELOPMENT

Components of research and development expenses for the three and six months ended June 30, 2015 and June 30, 2014, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Salaries, benefits and bonuses	470,488	86,827	845,015	114,077
Other research and development	7,410,081	1,077,339	9,906,655	1,498,781
	7,880,569	1,164,166	10,751,670	1,612,858

11.	OPERATING, GENERAL AND ADMINISTRATIVE

Components of operating, general and administrative expenses for the three and six months ended June 30, 2015 and June 30, 2014, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Salaries, benefits, bonuses and board fees	771,172	259,243	1,222,676	604,759
Other operating, general and administrative	1,268,651	634,868	2,595,297	1,247,715
	2,039,823	894,111	3,817,973	1,852,474

12.	RESEARCH GRANT

On August 8, 2012, the Company was awarded a grant of US$947,925 ($942,977) from The Michael J. Fox Foundation (“MJFF”) for Parkinson’s Research to support clinical studies to develop the Company’s product candidate APL-130277, a sublingual thin film strip reformulation of apomorphine. The grant was awarded under the Foundation's The Edmond J. Safra Core Programs for Parkinson’s Research, Clinical Intervention Awards aimed at supporting human clinical trials testing promising Parkinson’s disease therapies that may significantly and fundamentally improve treatment for people with Parkinson’s disease. Funds awarded by MJFF are to be used solely for the specified project and are conditioned on meeting certain milestones and deliverables. The first milestone payment of US$297,825 ($289,516) was received on September 20, 2012 and was fully used by December 31, 2012. The second milestone payment of US$412,087 ($410,053) was received on January 30, 2013 and was fully used by December 31, 2013. On December 16, 2013, the Company received the final milestone payment for the first grant of US$238,012 ($254,102). As at December 31, 2013, $239,969 was recorded as deferred grant proceeds, and was fully used and recognized into income in the three months ended March 31, 2014.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

12.	RESEARCH GRANT (continued)

On July 3, 2014, the Company was awarded a second grant of US$500,000 from MJFF to support clinical studies to develop APL-130277. This MJFF grant was used to fund the Company’s CTH-105 clinical study. Funds awarded by MJFF are to be used solely for the specified project and are conditioned on meeting certain milestones and deliverables. The first milestone payment of US$100,000 ($112,000) was received on September 4, 2014 and was recognized as research grant income in the third quarter of 2014. The second milestone payment of US$300,000 ($342,660) was received on December 9, 2014 and was recognized as research grant income in the fourth quarter of 2014. The final milestone payment of US$100,000 ($127,710) was received on March 13, 2015 and was recognized as research grant income in the first quarter of 2015.

As part of the MJFF grant agreement, Cynapsus is required to support further Parkinson’s disease research by making up to US$1,000,000 in contributions to MJFF based on future sales of APL-130277 beginning the year that the Company posts net sales of APL-130277 in excess of US$5,000,000.

13.	ACQUISITION MILESTONE SHARE-BASED PAYMENT

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio (the “Transaction”). The Transaction was structured as a share exchange with Adagio shareholders receiving newly issued common shares of the Company in exchange for all of the issued and outstanding shares of Adagio. The Transaction also provided for contingent payments upon the completion of operational milestones. On January 28, 2015, the Company and the former Adagio shareholders, who are substantially represented by key management and therefore are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties resulting in an amended condition as described in milestone payment (a) below. Adagio shareholders were entitled to the following additional payments pursuant to the Transaction:

a)	a payment of $1,500,000 conditional upon the successful completion of the Company’s Phase 2 CTH-105 study in Parkinson’s patients, and written confirmation from the FDA, that one Phase 3 efficacy study, one Phase 3 safety study, a bridging study and an ease-of-use study will be sufficient to allow the Company to pursue approval for a new drug application pursuant to Section 505(b)(2) of the United States Federal Food, Drug and Cosmetic Act, as amended, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day volume weighted average trading price ("VWAP") immediately prior to the first public announcement of the receipt of written minutes from the FDA confirming the above; and

b)	a payment of $2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30 day VWAP immediately prior to the first public announcement of the results of such study. This study had not been started as of June 30, 2015.

With respect to the payments described in (a) and (b) above, the VWAP of the common shares may not be less than the “discounted market price” as defined in the policies of the Exchange.

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered the milestone payment described in (a) above to former Adagio shareholders of 69,960 common shares at a deemed value of $21.44 per common share. The fair value of these shares, in the amount of $1,500,000, was recorded as an expense. See Note 14, Related Party Transactions.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

14.	RELATED PARTY TRANSACTIONS

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and senior executives. Compensation paid or payable to key management was composed of the following during the three and six months ended June 30, 2015 and June 30, 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Short-term salaries, benefits and bonuses to executives	462,967	210,093	760,089	417,748
Directors’ fees	293,750	74,000	419,880	144,428
Share-based payments	3,310,825	903,640	3,310,825	903,640
	4,067,542	1,187,733	4,490,794	1,465,816

Share-based payments presented above represent the grant date fair value of options issued to key management during the period.

As at June 30, 2015, included in accounts payable and accrued liabilities was $386,412 (December 31, 2014 - $128,713) due to officers and directors of the Company (See Note 8, Accounts Payable and Accrued Liabilities). These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at June 30, 2015, $249,000 was accrued as bonuses to related parties (December 31, 2014 - $508,710).

The Company’s executive agreements provide for additional payments in the event of termination without cause (see Note 15, Commitments and Contingent Liabilities).

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares. Of the total, 37,652 shares were issued to the Company’s President and Chief Executive Officer (see Note 13, Acquisition Milestone Share-based Payment).

As part of the March 31, 2015 private placement, the Dexcel Pharma Group, a strategic pharmaceutical investor and significant shareholder of Cynapsus, and which also has two directors on the Board of Directors of the Company, subscribed for 271,381 common shares having an aggregate subscription price of $4,133,684 (see Note 9, Share Capital).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2015
(in Canadian dollars)

15.	COMMITMENTS AND CONTINGENT LIABILITIES

As at June 30, 2015, the Company had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1-2 years	Total
	$	$	$
Purchase Obligations	9,094,000	-	9,094,000
Operating Leases	95,000	5,000	100,000
Total Contractual Obligations	9,189,000	5,000	9,194,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, the Company agrees to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in these financial statements. The Company does not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at June 30, 2015, the maximum amount of any contingent liability, based on a remaining term of 11 months, was $421,000, which was included in the amount of unrecognized purchase obligations.

The Company is a party to certain management contracts for its executive officers and employees. Minimum management contract termination commitments remaining under the agreements, for termination without cause, are approximately $1,940,425 and would be payable within one year.

See also Note 12, Research Grant and Note 13, Acquisition Milestone Share-Based Payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, relates to the financial position and results of operations of Cynapsus for the three and six months ended June 30, 2015 and should be read in conjunction with our unaudited condensed interim consolidated financial statements and related notes for the three and six months ended June 30, 2015 as well as our audited annual consolidated financial statements and related notes for the year ended December 31, 2014 included in the prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015. Our unaudited condensed interim consolidated financial statements for the period ended June 30, 2015 and related notes have been prepared in compliance with International Accounting Standard 34, Interim Financial Reporting. The policies applied in the unaudited condensed interim consolidated financial statements are based on International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board.

The discussion and analysis within this MD&A are as of August 13, 2015.

In this MD&A, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars. The term “dollars” and the symbols “$” and “Cdn$” refer to Canadian dollars and the term “U.S. dollars” and the symbol “US$” refer to United States dollars.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

Cynapsus is a specialty central nervous system, or CNS, pharmaceutical company developing and preparing to commercialize a Phase 3, fast-acting, easy-to-use, sublingual thin film for the on-demand turning ON of debilitating OFF episodes associated with Parkinson’s disease, or PD. PD is a chronic, progressive neurodegenerative disease characterized by motor symptoms including tremor at rest, rigidity and impaired movement as well as significant non-motor symptoms such as cognitive impairment and mood disorders. The re-emergence of PD symptoms is referred to as an OFF episode. We recently successfully completed a Phase 2 clinical trial for our product candidate, APL-130277, a sublingual formulation of apomorphine hydrochloride, or apomorphine. Apomorphine is the only molecule approved for acute, intermittent treatment of OFF episodes for advanced PD patients, but is currently only approved as a subcutaneous injection in the United States. APL-130277 is a “turning ON” medication designed to rapidly, safely and reliably convert a PD patient from the OFF to the ON state while avoiding many of the issues associated with subcutaneous delivery of apomorphine. It is designed to convert all types of OFF episodes, including morning OFF episodes, often considered the most difficult to treat. We have recently initiated our Phase 3 clinical program for APL-130277, relying on the abbreviated Section 505(b)(2) regulatory pathway in the United States, and we intend to submit a new drug application, or NDA, in 2016.

Since our inception in 2004, we have devoted substantially all of our resources to business planning, capital raising and identifying and developing our product candidates, preparing to conduct clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations primarily through the public and private placements of common shares and warrants, the exercise of warrants, and the issuance of secured debentures. From inception, we have received net proceeds of approximately Cdn$148.7 million from such transactions. As of June 30, 2015, we had cash in the amount of Cdn$111.5 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We also expect expenses will increase substantially in connection with our ongoing activities, as we:

•	continue the development of our APL-130277 product candidate, including conducting planned and future clinical trials;

•	continue to engage third-party providers to supply and manufacture our clinical study materials and to develop large-scale manufacturing capabilities;

•	seek regulatory approvals for our product candidate in the United States, Europe and other jurisdictions;

•	add personnel, including personnel to support our product development and future commercialization of APL-130277 in the United States;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company in the United States.

We are a clinical stage company and have not generated any revenue. We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2015, we had a deficit accumulated of Cdn$48.6 million and expect to continue to incur significant losses for the foreseeable future. Management expects our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund operations, which may be obtained through one or more public or private equity or debt financings, or other sources such as potential licensing or partnership arrangements.

Recent Developments

On February 4, 2015, we held our End-of-Phase 2 meeting with the FDA. For development of APL-130277 in the U.S., we will follow Section 505(b)(2) of the FDCA. The drug substance (apomorphine) in APL-130277 is identical to the active pharmaceutical ingredient in the FDA approved subcutaneous injection, Apokyn®, and APL-130277 is designed for similar usage but potentially for a broader range of PD patients. The Section 505(b)(2) regulatory pathway will require us to provide statistically significant clinical evidence that PD patients experience improvement in their motor function as a result of delivery of apomorphine via the sublingual thin film route compared to placebo.

On March 11, 2015, following the End-of-Phase 2 meeting with the FDA, we announced that an agreement was reached on the design, duration and size for the Phase 3 program clinical studies, as well as for primary and key secondary endpoints. As a result, we have initiated a pivotal Phase 3 program evaluating the safety and efficacy of APL-130277 in PD patients.

On March 12, 2015, Tamar Howson was appointed to our board of directors. Ms. Howson is a seasoned business development executive within the pharmaceutical industry, having formerly served as Senior Vice President at both Bristol-Myers Squibb and SmithKline Beecham. Ms. Howson currently serves as a business development and strategy consultant to biopharmaceutical companies and she also serves as a director at Oxigene Pharmaceuticals and Organovo. She has formerly served as a director at several biotechnology companies, including Actavis, Ariad, Idenix Pharmaceuticals, NPS Pharmaceuticals, SkyePharma and Warner Chilcott.

On March 31, 2015, we announced the completion of a private placement of 1,377,467 common shares for gross proceeds of approximately Cdn$21.0 million (approximately US$17 million). The financing was led by funds associated with OrbiMed, Aisling Capital and Venrock, with participation from various other institutional investors, including existing shareholders Broadfin Capital, Sphera Funds Management, Pura Vida Investments, DAFNA Capital Management and Dexcel Pharma Technologies Ltd./Dexxon Holdings Ltd.

On April 22, 2015, we presented data at the American Academy of Neurology annual meeting that demonstrated that a minimum efficacious plasma threshold of apomorphine was required to convert a patient from the OFF state to the ON state. APL-130277 reached this threshold in as early as 10 minutes and levels were maintained over this threshold through 90 minutes after dosing. This translated to clinically meaningful improvement in motor function as assessed by the MDS-UPDRS Part III score.

On May 15, 2015, we announced the filing of a registration statement with the SEC relating to our initial public offering in the United States of our common shares and the filing of an application to list our common shares on The NASDAQ Stock Market LLC, or NASDAQ. We also announced an amendment to our articles to consolidate our issued and outstanding common shares on the basis of one post-consolidation common share for 16 pre-consolidation common shares to facilitate the proposed listing on NASDAQ.

On June 4, 2015, we announced the issuance of a U.S. Patent No. 9,044,475 providing broad coverage for sublingual apomorphine.  This patent is solely owned by Cynapsus and granted with claims that provide us with protection of pharmaceutical dosage forms that combine apomorphine hydrochloride particles with an organic pH neutralizing agent and a permeation enhancer in a sublingual film. This patent is scheduled to expire in June of 2030 and covers APL-130277 and related formulations. The issued patent is the third to issue as a U.S. patent from our patent application filings directed to sublingual apomorphine therapies.

On June 18, 2015, following the pricing of our initial public offering in the United States, our common shares commenced trading on the NASDAQ Global Market under the symbol “CYNA”.  Our common shares also continue to be listed on the Toronto Stock Exchange, or TSX, under the symbol “CTH.”  On June 23, 2015, we announced the completion of our initial public offering in the United States of 5,175,000 common shares for total gross proceeds of approximately Cdn$89.3 million (approximately US$72.5 million), including the exercise in full of the underwriters’ option to purchase additional common shares.

On June 25, 2015, we announced that we presented data from clinical trials of APL-130277 at the 19th International Congress of Parkinson’s Disease and Movement Disorders (MDS) in San Diego, California, showing APL-130277 significantly improved PD symptoms (as measured by MDS-UPDRS Part III), rapidly turning patients from the OFF to ON state and was generally safe and well tolerated.

On June 29, 2015, we announced enrollment of the first patient in the CTH-300 clinical trial, a pivotal Phase 3 study to examine the efficacy, safety and tolerability of APL-130277 for the acute treatment of OFF episodes in patients with PD. The CTH-300 trial is a double-blind, placebo-controlled, parallel-design study with an estimated enrollment of 126 PD patients in 35 centers who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day.

Results of Operations – Comparison of the three months ended June 30, 2015 and the three months ended June 30, 2014

Loss and Loss Per Share

For the three months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Loss	10,958,509	2,816,058	8,142,451	289.1
Basic and diluted loss per share	1.50	0.62	0.88	141.9

Net loss for the three months ended June 30, 2015 exceeded the loss for the three months ended June 30, 2014 due mainly to higher research and development program costs related to the APL-130277 Phase 3 program, higher personnel costs with the number of staff increasing from eight to 17 people, higher professional fees, investor relations and shareholder relations costs, and higher share-based compensation expenses.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the three months ended June 30, 2015 was 7,316,076 (June 30, 2014 – 4,524,549). The weighted average number of common shares outstanding increased primarily as a result of 1,377,467 common shares issued in a private placement on March 31, 2015, and 5,175,000 common shares issued in our initial public offering in the United States on June 23, 2015.

Research and Development (R&D)

For the three months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits and bonuses	470,488	86,827	383,661	441.9
Other R&D	7,410,081	1,077,339	6,332,742	587.8
Total R&D	7,880,569	1,164,166	6,716,403	576.9

Research and development expenses for the three months ended June 30, 2015 were substantially higher than for the three months ended June 30, 2014 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in salaries and benefits associated with additional staff, consulting, clinical research, packaging development, patent protection, analytics, and scale-up chemistry, manufacturing and controls, or CMC, work for APL-130277.

Operating, General and Administrative (OG&A)

For the three months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits, bonuses and board fees	771,172	259,243	511,929	197.5
Other OG&A	1,268,651	634,868	633,783	99.8
Total OG&A	2,039,823	894,111	1,145,712	128.1

OG&A costs for the three months ended June 30, 2015 were higher than for the comparable period in 2014 due mainly to increases in salaries and benefits associated with the addition of new staff, investor and public relations activities, professional fees, increases in employee base salaries, increased board fees related to the public offering in the United States, and travel costs.

Other Expenses (Recoveries)

For the three months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Share-based payments	1,601,005	401,020	1,199,985	299.2
Amortization of intangible assets	11,969	14,747	(2,778)	(18.8)
Depreciation of property, plant and equipment	33,414	1,776	31,638	1,781.4
Unrealized foreign exchange (gain) loss	(562,593)	367,327	(929,920)	(253.2)
Recovery on scientific research	(40,000)	(10,000)	(30,000)	300.0
Interest income net of interest expense and related charges	(5,678)	(17,089)	(11,411)	(66.8)

Share-based payments increased to Cdn$1,601,005 for the three months ended June 30, 2015 from Cdn$401,020 for the three months ended June 30, 2014, primarily due to the expense related to 248,743 stock options granted on April 2, 2015, as well as compensation expense recognized over the vesting period for stock options previously granted.

Foreign exchange gains for three months ended June 30, 2015 were Cdn$562,593 compared to a loss of Cdn$367,327 in the three months ended June 30, 2014 due to unrealized gains on significantly higher U.S. dollar cash balances on hand at June 30, 2015, combined with a strengthening of the U.S. dollar, compared to June 30, 2014. As at June 30, 2015, we had cash of US$86,441,773 denominated in U.S. dollars, compared to US$13,032,596 as at June 30, 2014.

Results of Operations – Comparison of the six months ended June 30, 2015 and the six months ended June 30, 2014

Loss and Loss Per Share

For the six months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Loss	16,052,941	4,026,330	12,026,611	298.7
Basic and diluted loss per share	2.56	1.15	1.41	122.2

Net loss for the six months ended June 30, 2015 exceeded the loss for the six months ended June 30, 2014 due mainly to higher research and development program costs related to the APL-130277 program, higher personnel costs with the number of staff increasing from eight to 17 people, higher professional fees, investor relations and shareholder relations costs, fees related to the application and listing on NASDAQ, and higher share-based compensation expenses.

Basic loss per share is calculated using the weighted average number of shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the six months ended June 30, 2015 was 6,280,674 (2014 – 3,501,059). The weighted average number of common shares outstanding increased primarily as a result of 1,377,467 common shares issued in a private placement on March 31, 2015, and 5,175,000 common shares issued in our initial public offering in the United States on June 23, 2015.

Research and Development (R&D)

For the six months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits and bonuses	845,015	114,077	730,938	640.7
Other R&D	9,906,655	1,498,781	8,407,874	561.0
Total R&D	10,751,670	1,612,858	9,138,812	566.6

Research and development expenses for the six months ended June 30, 2015 were substantially higher than for the six months ended June 30, 2014 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in salaries and benefits associated with additional staff, consulting, clinical research, packaging development, patent protection, analytics, and scale-up CMC work for APL-130277.

Operating, General and Administrative (OG&A)

For the six months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits, bonuses and board fees	1,222,676	604,759	617,917	102.2
Other OG&A	2,595,297	1,247,715	1,347,582	108.0
Total OG&A	3,817,973	1,852,474	1,965,499	106.1

OG&A costs for the six months ended June 30, 2015 were higher than for the comparable period in 2014 due mainly to increases in salaries and benefits associated with the addition of new staff, investor and public relations activities, professional fees, increases in employee base salaries, increased board fees related to the public offering in the United States, and travel costs.

Other Expenses (Recoveries)

For the six months ended June 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Share-based payments	1,875,073	418,096	1,456,977	348.5
Amortization of intangible assets	23,938	29,493	(5,555)	(18.8)
Depreciation of property, plant and equipment	41,701	2,435	39,266	1,612.6
Acquisition milestone share-based payment	1,500,000	-	1,500,000	100.0
Unrealized foreign exchange (gain) loss	(1,745,025)	390,225	(2,135,250)	(547.2)
Recovery on scientific research	(70,000)	(20,000)	(50,000)	250.0
Research grant	(127,710)	(239,968)	112,258	(46.8)
Interest income net of interest expense and related charges	(14,679)	(19,283)	(4,604)	(23.9)

Under the terms of the amended Adagio Share Purchase Agreement, we are required to pay the former Adagio shareholders contingent consideration upon the completion of certain operational milestones. (See “Contractual Obligations and Commitments” below.) On March 11, 2015, we announced the results of our end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 newly issued common shares. The fair value of these shares, in the amount of Cdn$1,500,000, was recorded as an expense during the three months ended March 31, 2015.

Foreign exchange gains for the six months ended June 30, 2015 were Cdn$1,745,025 compared to a loss of Cdn$390,225 in the six months ended June 30, 2014 due to unrealized gains on significantly higher U.S. dollar cash balances on hand at June 30, 2015, combined with a strengthening of the U.S. dollar, compared to June 30, 2014. As at June 30, 2015, we had cash of US$86,441,773 denominated in U.S. dollars, compared to US$13,032,596 as at June 30, 2014.

Share-based payments increased to Cdn$1,875,073 for the six months ended June 30, 2015 from Cdn$418,096 for the six months ended June 30, 2014, primarily due to the expense related to 248,743 stock options granted on April 2, 2015, as well as compensation expense recognized over the vesting period for stock options previously granted.

Research grants for the six months ended June 30, 2015 represent the final installment of the second The Michael J. Fox Foundation for Parkinson’s Research, or MJFF, grant received, while research grants recognized in the six months ended June 30, 2014 relate to amounts previously deferred from the first MJFF grant. MJFF grants were awarded to support clinical research activities and have been recognized in accordance with IFRS.

Summary of Quarterly Results

The following table presents a summary of our unaudited quarterly results of operations for each of our last eight quarters. This data has been derived from our unaudited condensed interim consolidated financial statements, which the policies applied were based on IFRS and the same basis as our annual audited financial statements and, in our opinion, include all adjustments necessary, consisting solely of normal recurring adjustments, for the fair presentation of such information.

Financial Information (in Canadian dollars):

(Numbers rounded to the nearest thousands)

	Q2 2015 (Cdn$)	Q1 2015 (Cdn$)	Q4 2014 (Cdn$)	Q3 2014 (Cdn$)
Total assets	112,957,000	38,434,000	18,551,000	20,397,000
R&D	7,881,000	2,871,000	3,333,000	1,247,000
OG&A	2,040,000	1,778,000	2,148,000	1,006,000
Other operating expenses	1,044,000	582,000	(22,000)	(436,000)
Research grant	-	(128,000)	(343,000)	(112,000)
Interest income net of interest expense and related charges	(6,000)	(9,000)	(16,000)	(13,000)
Loss and comprehensive loss	10,959,000	5,094,000	5,100,000	1,692,000
Loss per share (basic and diluted)	1.50	0.97	1.03	0.34

	Q2 2014 (Cdn$)	Q1 2014 (Cdn$)	Q4 2013 (Cdn$)	Q3 2013 (Cdn$)
Total assets	21,540,000	2,398,000	3,149,000	4,301,000
R&D	1,164,000	449,000	946,000	404,000
OG&A	894,000	958,000	1,033,000	737,000
Other operating expenses	775,000	45,000	85,000	117,000
Research grant	-	(240,000)	(213,000)	-
Interest income net of interest expense and related charges	(17,000)	(2,000)	(1,000)	-
Loss and comprehensive loss	2,816,000	1,210,000	1,851,000	1,258,000
Loss per share (basic and diluted)	0.62	0.49	0.76	0.52

Income Taxes

Our management uses estimates when determining deferred income taxes. These estimates are used to determine the recoverability of tax loss carry forward amounts, research and development expenditures and investment tax credits. Significant judgment is required regarding our future profitability to be able to recognize deferred taxes. Changes in market conditions, changes in tax legislation, patent challenges and other factors, including the approval or launch of generic versions of our products, could adversely affect the ongoing value of deferred taxes. The carrying amount of deferred income tax assets is reassessed at each reporting period and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to utilize all or part of the deferred income tax assets. Unrecognized deferred income tax assets are reassessed at each reporting period and are recognized to the extent that it is probable that there will be sufficient taxable profits to allow all or part of the asset to be recovered.

We had approximately Cdn$26,316,000 of non-capital losses as at December 31, 2014, which under certain circumstances can be used to reduce the taxable income of future years. We currently have not recognized any deferred income tax assets with respect to these balances.

Liquidity and Capital Resources

Since inception, our cash requirements have been financed primarily through issuances of securities and secured debentures. We anticipate future funding requirements to be met primarily through additional securities issuances, debentures, research and development tax credits, other potential sources of government funding, grants from foundations that support PD research, or a combination of the above.

The development of pharmaceutical products is a process that requires significant investment. We expect to incur significant research and development expenses, including expenses related to completing Phase 3 clinical trials, NDA submission with the FDA, commercialization studies, and preparation for a U.S. product launch. We also expect that our general and administrative expenses will increase in the future as we add infrastructure, including personnel costs, investor relations activities and professional fees.

Our future capital requirements will depend on a number of factors, including the continued progress of our research and development for our APL-130277 product candidate, the timing and outcome of clinical trials and regulatory approvals, payments received or made under licensing or other collaborative agreements, if any, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, defending against patent infringement claims, the acquisition of licenses or technologies, the status of competitive products and our success in developing and maintaining markets for our product candidate, if approved.

Our cash balance was Cdn$111,455,042 at June 30, 2015 compared to Cdn$17,448,497 at December 31, 2014. Accounts payable and accrued liabilities as at June 30, 2015 was Cdn$4,228,670 compared to Cdn$3,080,631 at December 31, 2014.

Our cash and cash equivalents balance was Cdn$17,448,497 at December 31, 2014 compared to Cdn$2,289,046 at December 31, 2013. Accounts payable and accrued liabilities as at December 31, 2014 were Cdn$3,080,631 compared to Cdn$2,315,082 at December 31, 2013.

Based on our current operating plan, we believe that existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for an NDA in the United States in 2016, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017, commence initial regulatory, clinical and commercial activities for European market registration, and initiate other early stage pipeline development programs.

There are a significant number of warrants and options outstanding, some of which are in-the-money and may provide future sources of capital. As at June 30, 2015, we had 879,759 warrants outstanding with an exercise price of Cdn$9.20, which, if exercised, could result in gross proceeds to us of approximately Cdn$8,093,783. Also, as at June 30, 2015, we had 2,368,733 warrants outstanding with an exercise price of Cdn$12.96, which, if exercised, could result in gross proceeds to us of approximately Cdn$30,699,298.

Operating Activities

For the three months ended June 30, 2015, our operating activities used cash of Cdn$7,568,654 compared to Cdn$3,265,835 in the three months ended June 30, 2014. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the three months ended June 30, 2015 reflects the net loss of Cdn$10,958,509 for the three months ended June 30, 2015, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities) and unrealized gain on foreign exchange.

For the six months ended June 30, 2015, our operating activities used cash of Cdn$13,258,555 compared to Cdn$4,942,221 in the six months ended June 30, 2014. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the six months ended June 30, 2015 reflects the net loss of Cdn$16,052,941 for the six months ended June 30, 2015, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities), acquisition milestone share-based payment and unrealized gain on foreign exchange.

For the year ended December 31, 2014, our operating activities used cash of Cdn$9,990,841 compared to Cdn$4,182,839 in the year ended December 31, 2013. The increase is primarily attributed to the resumption of expenditures that were constrained in the prior years due to lack of financial resources. Cash used in operating activities for the year ended December 31, 2014 reflects the net loss of Cdn$10,818,587 for the year ended December 31, 2014, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, accounts payable and accrued liabilities, and deferred grant proceeds) and unrealized gain on foreign exchange.

Investing Activities

For the three months ended June 30, 2015, we purchased Cdn$37,690 of computer equipment and leasehold improvements, compared to Cdn$17,096 in the three months ended June 30, 2014.

For the six months ended June 30, 2015, we purchased Cdn$170,836 of computer equipment and leasehold improvements, compared to Cdn$17,096 in the six months ended June 30, 2014.

For the year ended December 31, 2014, we purchased Cdn$260,224 of furniture and computer equipment, compared to Cdn$11,442 in the year ended December 31, 2013.

Financing Activities

For the three months ended June 30, 2015, our net financing activities generated cash of Cdn$81,837,781, compared to Cdn$23,028,084 for the three months ended June 30, 2014.

For the six months ended June 30, 2015, our net financing activities generated cash of Cdn$105,690,911 compared to Cdn$23,697,350 for the six months ended June 30, 2014.

During the second quarter of 2015, we completed an underwritten public offering in the United States of 5,175,000 common shares for net proceeds of Cdn$81,298,214 (approximately US$66.4 million), while in in the three months ended June 30, 2014, we generated Cdn$22,840,236 from the completion of a short form prospectus offering in Canada with a concurrent U.S. private placement. In addition, during the three months ended June 30, 2015, we generated Cdn$539,567 in proceeds from the exercise of warrants, while in the three months ended June 30, 2014, we generated Cdn$12,501 in proceeds from the exercise of warrants.

During the first quarter of 2015, we raised net proceeds of Cdn$19,513,550 through a private placement of common shares. In addition, during the three months ended March 31, 2015, we generated Cdn$4,253,874 in proceeds from the exercise of warrants, and Cdn$85,706 in proceeds from the exercise of share-based payments, while in the three months ended March 31, 2014, we generated Cdn$724,495 in proceeds from the exercise of warrants.

For the year ended December 31, 2014, our net financing activities generated cash of Cdn$24,718,938, compared to Cdn$6,432,926 for the year ended December 31, 2013. During 2014, we raised Cdn$25 million through a short form prospectus offering of units in Canada, less transaction costs of Cdn$2,159,764, compared to Cdn$7,317,536 raised, less transaction costs of Cdn$667,186, in the year ended December 31, 2013. In addition, during the year ended December 31, 2014, we generated Cdn$1,758,584 in proceeds from the exercise of share purchase warrants, and Cdn$120,118 in proceeds from the exercise of stock options, while in the year ended December 31, 2013, we used Cdn$217,424 as a partial repayment of debentures.

Effect of Exchange Rate Changes

For the three months ended June 30, 2015, the effect of exchange rate changes on cash was Cdn$562,593 as result of the Canadian dollar weakening relative to the U.S. dollar.

For the six months ended June 30, 2015, the effect of exchange rate changes on cash was Cdn$1,745,025 as result of the Canadian dollar weakening relative to the U.S. dollar.

As at June 30, 2015, we had cash of US$86,232,733 and accounts payable and accrued liabilities of US$1,658,199 denominated in U.S. dollars (December 31, 2014 – US$12,370,423 and US$1,539,496, respectively).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of Cynapsus, including directors and senior executives. Compensation paid or payable to key management was composed of the following during the three and six months ended June 30, 2015 and June 30, 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Cdn$)	(Cdn$)	(Cdn$)	(Cdn$)
Short-term salaries, benefits and bonuses to executives	462,967	210,093	760,089	417,748
Directors’ fees	293,750	74,000	419,880	144,428
Share-based payments	3,310,825	903,640	3,310,825	903,640
Total Related Party Transactions	4,067,542	1,187,733	4,490,794	1,465,816

As at June 30, 2015, included in accounts payable and accrued liabilities was Cdn$386,412 (December 31, 2014 - $128,713) due to our officers and directors. These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at June 30, 2015, Cdn$249,000 was accrued as bonuses to related parties (December 31, 2014 - Cdn$508,710).

The employment agreements with our executive officers provide for additional payments in the event of termination without cause.

On March 11, 2015, we announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares. Of the total, 37,652 common shares were issued to our President and Chief Executive Officer.

As part of the March 31, 2015 private placement, the Dexcel Pharma Group, a strategic pharmaceutical investor and significant shareholder of Cynapsus, and which also has two directors on our board of directors, subscribed for 271,381 common shares having an aggregate subscription price of Cdn$4,133,684.

As part of the June 23, 2015 public offering in the United States, the Dexcel Pharma Group subscribed for 733,500 common shares having an aggregate subscription price of Cdn$12,658,596 (US$10,269,000).

Contractual Obligations and Commitments

As at June 30, 2015, we had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year (Cdn$)	1 - 2 Years (Cdn$)	Total (Cdn$)
Purchase Obligations	9,094,000	-	9,094,000
Operating Leases	95,000	5,000	100,000
Total Contractual Obligations	9,189,000	5,000	9,194,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, we agreed to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in our financial statements. We do not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at June 30, 2015, the maximum amount of any contingent liability, based on a remaining term of 11 months, was Cdn$421,000, which was included in the amount of unrecognized purchase obligations.

We are a party to certain management contracts for our executive officers. Minimum management contract termination commitments remaining under the agreements, for termination without cause, are approximately Cdn$1,940,425 and are all payable within one year.

On December 22, 2011, we completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio, which we refer to as the Transaction. The Transaction was structured as a share exchange with Adagio shareholders receiving newly issued common shares of Cynapsus in exchange for all of the issued and outstanding shares of Adagio. On January 28, 2015, we and the former Adagio shareholders, who are substantially represented by key management and therefore are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties. Adagio shareholders are entitled to a payment of Cdn$2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30 day volume weighted average trading price, or VWAP, immediately prior to the first public announcement of the results of such study. This study had not been started as of June 30, 2015. The VWAP of the common shares may not be less than the “discounted market price” as defined in the policies of the TSX.

Our President and Chief Executive Officer was also a director, officer and majority shareholder of Adagio. To satisfy our board of director’s fiduciary duties and to appropriately manage the related party transaction, our board of directors appointed an independent special committee of our board of directors with independent legal counsel. In addition, the special committee of our board of directors retained an independent registered financial advisor registered with the Financial Industry Regulatory Authority, Inc., or FINRA, to provide a fairness opinion. We also obtained minority shareholder approval.

As a condition of the MJFF grant agreement, we are required to support further PD research by making up to US$1,000,000 in contributions to MJFF conditional on future sales of APL-130277.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is included in Note 6 of our audited consolidated financial statements for the year ended December 31, 2014. Critical accounting estimates require our management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. Changes in our management’s accounting estimates can have a material impact on our financial results. Our significant accounting judgments, estimates and assumptions are included in Note 5 of our audited consolidated financial statements for the year ended December 31, 2014 and are also described below.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The areas involving a higher degree of judgment or complexity, or areas where the assumptions and estimates are significant to the financial statements were the same as those applied to our consolidated financial statements as at and for the year ended December 31, 2014.

Intangible assets

We estimate the useful lives of intangible assets from the date they are available for use in the manner intended by our management and periodically review the useful lives to reflect our management’s intent about developing and commercializing the assets. Our management also estimates their recoverability to assess if there has been an impairment. The amounts and timing of recorded expenses for amortization and impairments of intangible assets for any period are affected by these estimates. The estimates are reviewed at least annually and are updated if expectations change as a result of technical or commercial obsolescence, generic threats and legal or other limits to use. It is possible that changes in these factors may cause significant changes in the estimated useful lives of our intangible assets in the future.

Share-based payments

Our management determines costs for share-based payments using market-based valuation techniques. The fair value of the market-based and performance-based share awards are determined at the date of grant using generally accepted valuation techniques. Assumptions are made and judgments are used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors and corporate performance. Such judgments and assumptions are inherently uncertain. Changes in these assumptions affect the fair value estimates.

Share Capital

Since the three months ended June 30, 2015, the following changes have occurred to common shares, stock options and warrants:

	As at August 13, 2015
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at June 30, 2015	12,114,364	581,501	3,289,025	15,984,890
Warrants exercised	2,937	-	(2,937)	-
Options issued	-	-	-	-
As at August 13, 2015	12,117,301	581,501	3,286,088	15,984,890

Exercised Warrants

Summary of warrants exercised since the six months ended June 30, 2015 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	$	$
2,000	18,400	9.20	March 1, 2018
937	12,144	12.96	April 15, 2019
2,937	30,544

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FINANCIAL RISK MANAGEMENT

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance. These risks are credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on our financial performance. There were no changes in our approach to risk management during the three months ended June 30, 2015.

Credit risk

Our cash balance is on deposit with a Canadian chartered bank. We have no significant concentration of credit risk arising from operations. Our management believes that the credit risk concentration with respect to these financial instruments is remote.

Liquidity risk

Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. As at June 30, 2015, we had cash of Cdn$111,455,042 and prepaid expenses and other current assets of Cdn$564,289 (December 31, 2014 - Cdn$17,448,497 and Cdn$269,779, respectively) to settle current liabilities of Cdn$4,473,840 (December 31, 2014 - Cdn$3,080,631). Our accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(a)	Interest rate risk

We had a cash balance of Cdn$111,455,042 as at June 30, 2015 (December 31, 2014 - Cdn$17,448,497). Our current policy is to invest excess cash in a business savings account and investment-grade short-term deposit certificates issued by our banking institutions. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. We consider interest rate risk to be minimal as investments are short-term.

(b)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our functional and presentation currency is the Canadian dollar and all amounts in the condensed interim consolidated financial statements are expressed in Canadian dollars, unless otherwise noted. We fund the majority of research and development expenses in the United States from our U.S. dollar bank account held in Canada and certain expenses in Europe on a cash call basis using the Euro converted from our Canadian dollar bank accounts held in Canada. We believe that while currency conversions could affect results of operations, there is not a significant risk to our ability to meet our obligations. We do not use derivative instruments to hedge our foreign currency risk.

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	June 30, 2015	December 31, 2014
	(Cdn$)	(Cdn$)
Cash	107,913,724	12,370,423
Accounts payable	(2,070,117)	(1,539,496)
Net exposure	105,843,607	10,830,927

US$/Cdn$ exchange rate	1.249	1.160

Based on our foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at dates indicated would have decreased the net loss by approximately Cdn$10,600,000 (December 31, 2014 - Cdn$1,100,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

(c)	Price risk

We are exposed to price risk with respect to active pharmaceutical ingredient, or API, prices used in research and development activities. We monitor API prices in the United States, Europe and Asia to determine the appropriate course of action to be taken by us. Our management believes that the price risk concentration with respect to API is minimal.

(d)	Fair value

IFRS require that we disclose information about the fair value of our financial assets and liabilities. Fair value estimates are made at the consolidated statement of financial position date based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Cash is classified as loans and receivables, which is measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statement of financial position approximate fair value because of the short term of these instruments.

Capital risk management

We manage our capital structure and make adjustments to it, based on the funds available to us, in order to support our research and development activities. Our capital structure consists of share capital and equity reserves. Our board of directors does not establish quantitative return on capital criteria for management but rather relies on the expertise of our management to sustain future development of the business.

The product candidates which we currently have in our pipeline are in the research stage; as such, we are dependent on external financing to fund our activities. In order to carry out the planned research and development and pay for administration costs, we will spend our existing working capital and raise additional amounts as needed.

Management reviews our capital management approach on an ongoing basis and believes that this approach, given our relative size, is reasonable.

There were no changes in our approach to capital management during the three and six months ended June 30, 2015. We and our subsidiary are not subject to externally imposed capital requirements.

ITEM 4.	CONTROLS AND PROCEDURES.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Operating Officer and Chief Financial Officer (“CFO”), who is our principal financial officer, as of December 31, 2014. Based on the evaluation, our CEO and CFO concluded that such disclosure controls and procedures—as defined in Canada under National Instrument 52-109—Certification of Disclosure in Issuers’ Annual and Interim Filings, are effective as at December 31, 2014.

We also conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, as of June 30, 2015. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that while our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives, our CEO and CFO do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Investing in our common shares involves numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, before deciding to invest in our common shares. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred net losses during each fiscal period since our inception. Our net loss was Cdn$10.8 million for the year ended December 31, 2014, and Cdn$4.4 million for the year ended December 31, 2013. As of December 31, 2014, we had a deficit accumulated during the development stage of Cdn$32.5 million. Our net loss was Cdn$11.0 million for the quarter ended June 30, 2015, and as of June 30, 2015, we had a deficit of Cdn$48.6 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and debt and, to a lesser extent, through grants from charitable foundations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations (such as licensing agreements or the sale of a share of our revenue stream) or additional grants. We have not completed pivotal clinical trials for our product candidate and it will be a few years, if ever, before our product candidate APL-130277 is ready for commercialization. Even if we obtain regulatory approval to market our product candidate, our future revenues (if any) will depend upon a number of factors, including the size of any markets in which our product candidate has received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidate in those markets.

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct our Phase 3 clinical trials for APL-130277;

•	prepare and submit our Section 505(b)(2) NDA to the FDA;

•	seek regulatory approval for APL-130277 in the United States and elsewhere;

•	add personnel to support our product development and commercialization efforts;

•	continue evaluating additional product opportunities within the CNS field; and

•	operate as a public company in both Canada and the United States.

If we are required by the FDA, or any equivalent foreign regulatory authority, to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of APL-130277, our expenses could further increase.

To become and remain profitable, we must succeed in developing our product candidate, obtaining regulatory approval for it, and manufacturing, marketing and selling our product when and if we obtain regulatory approval in the United States or elsewhere. We may not succeed in these activities, and we may never generate revenue from our product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in our value could cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our cash was Cdn$111.5 million as of June 30, 2015. Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for the filing of an NDA in 2016 under the abbreviated Section 505(b)(2) regulatory pathway in the United States, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. We believe that we will continue to expend substantial resources for the foreseeable future developing APL-130277. These expenditures will include costs associated with research and development, conducting Phase 3 clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate. Our costs will increase if we suffer any delays in our Phase 3 clinical trials for APL-130277, including, without limitation, delays in enrollment of patients. We expect to continue incurring additional costs associated with operating as a public company in the United States, hiring additional personnel and expanding our facilities.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing APL-130277 and conducting clinical trials in the United States and elsewhere;

•	the timing of, and the costs involved in, obtaining regulatory approvals in the United States, Europe and elsewhere for APL-130277 if clinical trials are successful;

•	the cost of commercialization activities for APL-130277, if our product candidate is approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing APL-130277 for clinical trials in preparation for regulatory approval and in preparation for commercialization;

•	our ability to establish and maintain licensing or other arrangements with third-parties and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt, and amount of sales of, or royalties on, our product candidate, if any.

Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for an NDA in the United States in 2016, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. However, our operating plan may change as a result of many factors currently unknown to us. As a result of these factors, we may need additional funds sooner than planned. In addition, we may seek additional capital due to strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development activities for our product candidates, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidate.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our product candidate on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to, or otherwise adversely affect, your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring indebtedness, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. If we raise additional funds through strategic partnerships with third-parties, we may have to relinquish valuable rights to our product candidate, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for APL-130277, or grant rights to develop and market our product candidate that we would otherwise prefer to develop and market ourselves or on terms less favorable than we might otherwise negotiate.

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidate

Clinical failure may occur at any stage of clinical development, and we may never succeed in developing marketable products or generating product revenue.

Although the active ingredient in APL-130277, apomorphine, has been used safely as apomorphine hydrochloride in injectable form for treatment of PD for a number of years, it has not previously been approved or demonstrated to be safe in sublingual form. Our early encouraging clinical results for APL-130277 are not necessarily predictive of the results of our ongoing or future clinical trials, including our Phase 3 clinical trials, and the safety of our product candidate. Promising results in preclinical studies and early clinical trials of any product candidate may not be predictive of similar results in humans during later clinical trials. Any further clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidate and the FDA could require us to complete additional safety, efficacy or other studies. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidate or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns associated with our product candidate, we may be prevented from or delayed in obtaining marketing approval for our product candidate. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including, without limitation, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, differences in the dosage amounts of APL-130277 and the response of patients to such amounts, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. For example, certain existing formulations of apomorphine outside the United States used for the treatment of OFF episodes (ApoGo, ApokinON and Apomin) are currently only indicated for advanced PD patients, and there can be no assurance that our product candidate will not be similarly limited in its indications for the treatment of PD. We may also be required by the FDA to perform additional or unanticipated clinical trials to obtain approval, including, without limitation, an ease-of-use study to be completed in patients in the morning OFF state; a Thorough QT study in healthy volunteers to determine the potential arrhythmia liability of our product candidate; additional toxicity studies; and additional safety and/or efficacy studies if the primary endpoint does not show a large enough delta, if the FDA finds a small safety signal or does not accept our final safety data, or is concerned with our study blinding. We could also be subject to additional post-approval or post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified Risk Evaluation and Mitigation Strategy. The failure to obtain timely regulatory approval of our product candidate, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

Delays or failure in the commencement, enrollment or completion of clinical trials of our product candidate could result in increased costs to us as well as a delay or failure in obtaining regulatory approval, or prevent us from commercializing our product candidate on a timely basis, or at all.

We cannot guarantee that clinical trials, including those associated with Phase 3 clinical trials for APL-130277, will be conducted as planned or completed on schedule, if at all. A delay or failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, without limitation:

•	delays by us in reaching a consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required Institutional Review Board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in clinical trials and/or recruitment occurring more slowly than expected;

•	insufficient or inadequate supply or quality of materials, including API, to conduct our clinical trials;

•	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;

•	failure by CROs, other third-parties or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays or other problems in the testing, validation, manufacturing and delivery of our product candidate to the clinical sites;

•	delays or negative results caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•	delays in clinical trial site start-up;

•	impact of placebo administered on patient participation in clinical trials and on efficacy of our product candidate;

•	failure to adhere to our Phase 3 clinical trial protocols, including not administering the thin film correctly;

•	patients’ inability for whatever reason to dose at home as a part of such clinical trials;

•	occurrence of serious adverse events, or AEs, in further clinical trials that are associated with our product candidate and such AEs viewed to outweigh our product candidate’s potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•	varying interpretations of data by the FDA and foreign regulatory agencies.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidate.

Delays, including delays caused by the above or other factors, can be costly and could negatively affect our ability to complete a clinical trial, which could negatively affect the price of our common shares. If we are not able to successfully complete clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidate.

Clinical development, regulatory review and approval of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidate, our business will be materially adversely affected.

Our product candidate will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of our product candidate, we must demonstrate through extensive preclinical studies and clinical trials that our product candidate is safe and effective for use in the target indication.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors.

In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of our product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for our product candidate in any jurisdiction, and it is possible that our product candidate or any product candidates we may seek to develop in the future will not obtain regulatory approval in any jurisdiction. In addition, we may gain regulatory approval for APL-130277 in some but not all of the jurisdictions available or some but not all of the target indications, resulting in limited commercial opportunity for our product candidate, if approved.

Applications for our product candidate could be delayed or could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA may determine that we cannot rely on Section 505(b)(2) for our product candidate, in which case we may be required to conduct additional clinical trials, provide additional data and information and meet additional standards for product approval, resulting in increased time and financial resources required to obtain FDA approval for our product candidate;

•	the FDA may not grant our product candidate three years of marketing exclusivity under the United States Drug Price Competition and Patent Term Restoration Act of 1984;

•	the FDA may determine that we have identified the wrong Reference Listed Drug, or RLD, or that approval of a Section 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the RLD or RLDs;

•	the FDA may require us to conduct additional clinical trials depending on the safety data from our planned future clinical trials, including our Phase 3 clinical trials for APL-130277;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	our third-party providers may be unable to demonstrate compliance with current Good Manufacturing Practices, or cGMP, to the satisfaction of the FDA or comparable foreign regulatory authorities, which could result in delays in regulatory approval or require us to withdraw or recall products and interrupt commercial supply of our products; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market our product candidate or any of our product candidates in the future, which would significantly harm our business, results of operations, and prospects.

We currently have only one product candidate, APL-130277, in clinical trials and are substantially dependent on this single product candidate. A failure of this product candidate in clinical development would adversely affect our business. If we decide to leverage success with our APL-130277 product candidate to develop other product opportunities, we may not be successful in such efforts.

APL-130277 is our only product candidate. If we were required to discontinue development of APL-130277, if APL-130277 does not receive regulatory approval, if we do not obtain our targeted indications for APL-130277 or if APL-130277 fails to achieve sufficient market acceptance for any indication, we would be delayed by many years in our ability to achieve profitability, if ever. Moreover, if we decide to leverage success with our APL-130277 product candidate to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to market our product candidate, APL-130277, if approved, in international markets, including in Europe, either directly or through partnerships. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements, including initial regulatory and clinical activities for European market registration. The approval procedures vary from country to country and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize APL-130277 or any of our future products in any market. If we and/or any future partner are unable to obtain regulatory approval for APL-130277 in one or more significant foreign jurisdictions, then the commercial opportunity for APL-130277, and our financial condition, will be adversely affected.

Even if we receive regulatory approval for APL-130277 for any indication, it will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product.

Any regulatory approvals that we receive for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidate, the manufacturing process, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP, for any clinical trials that we conduct post-approval.

Later discovery of previously unknown problems with our approved product, including AEs of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters, or holds on clinical trials;

•	refusal by the FDA or comparable foreign regulatory authorities to approve supplements to approved applications filed by us, or suspension or revocation of product license approval;

•	product seizure or detention, or refusal to permit the import or export of our product; and

•	injunctions or the imposition of civil or criminal penalties.

The policies of the FDA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidate in the United States or foreign jurisdictions. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Our product candidate may cause undesirable side effects or have other properties that delay or prevent its regulatory approval or limit its commercial potential.

Undesirable side effects caused by our product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious AEs deemed to be caused by our product candidate could have a material adverse effect on the development of our product candidate and our business as a whole. The AEs seen in clinical studies in healthy volunteers and PD patients to date reflect typical dopaminergic AEs seen with all dopaminergic medications. In particular, apomorphine, the active ingredient in our product candidate, has been associated with several safety and tolerability challenges, including nausea, vomiting, lowering of blood pressure and orthostatic hypotension (a form of low blood pressure that may cause lightheadedness or fainting). Our understanding of the relationship between APL-130277 and these events may change as we gather more information, and additional unexpected AEs may occur. As we complete additional clinical trials for our product candidate, the FDA could potentially require labeling recommending extensive physician monitoring during titration (same as with injectable apomorphine), which could adversely affect the commercial potential of our product candidate. In addition, although apomorphine has been in use for over 20 years, the long-term impact of using apomorphine in sublingual delivery form is not well understood. Although side effects exhibited by patients in our clinical trials have been limited so far, there can be no assurance that, in later clinical trials or if approved, our product candidate will not cause patients to experience unexpected side effects or expected side effects on a more severe level. Moreover, incorrect or improper use of our thin film (including if a patient swallows the film rather than allowing it to dissolve under the tongue) will result in the apomorphine drug not having its intended effect, and may result in additional unexpected side effects or AEs. While we intend to invest in physician and patient education to foster correct and proper use, there can be no assurance that our product candidate will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.

If we or others identify undesirable side effects caused by our product candidate either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including, without limitation:

•	our clinical trials may be put on hold;

•	we may be unable to obtain regulatory approval for our product candidate;

•	regulatory authorities may withdraw approvals of our product candidate;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to change the way our product candidate is administered, conduct additional clinical trials or change the labeling of our product candidate;

•	we may be subject to limitations on how we may promote our product candidate;

•	a medication guide outlining the risks of such side effects for distribution to patients may be required;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate and could substantially increase commercialization costs.

Risks Related to Development and Manufacturing of Our Product Candidate and Our Reliance on Third-Parties

We rely on third-parties to supply APIs and manufacture and package our sublingual thin film formulation of apomorphine. We do not have long-term contracts with such manufacturers or suppliers.

We depend on third-party suppliers of APIs and third-party contract manufacturing organizations for all clinical supply and packaging of APL-130277, our sublingual thin film formulation of apomorphine, for use in our clinical trials. Any problems we experience with any such third-parties could delay the manufacturing of our product candidate and our clinical studies, which could harm our business and results of operations. We do not currently have a long-term manufacturing contract for our sublingual thin film formulation of apomorphine. We anticipate entering into a commercial supply agreement with ARx LLC, or ARx, under which ARx will be the majority supplier of APL-130277 with respect to the United States prior to our filing for FDA approval of APL-130277. Under our existing agreement with ARx, we have agreed to pay ARx in certain circumstances a fee based on the invoiced cost incurred by us (less the costs of the related API and packaging) if we engage a different supplier for the manufacture of APL-130277, which would make it more costly in certain circumstances for us to use a contingency supplier for APL-130277.

We receive the drug substance for use in our clinical trials of our product candidate on a purchase order basis. We may be unable to enter into long-term agreements or agreements that would provide sufficient quantities of any materials for our product candidate. Though we expect that third-party contract manufacturing organizations will be able to provide sufficient quantities of our sublingual thin film formulation of apomorphine for our Phase 3 clinical trials and for commercializing our product candidate if and when it is approved, we do not have agreements in place that guarantee the supply or the price of the materials for our product candidate, so there can be no assurance that we actually receive sufficient quantities. In particular, orders of our API, which is derived from the opium poppy, must be made with significant lead time due to limited supply of opium poppy produced for this purpose. In addition, production of our API is generally lower in priority to other opium poppy derivates, such as morphine. In the event of supply limitations, due to adverse events (including poor germination conditions or catastrophic events) or otherwise, the supply of our API may be significantly reduced. Any such decrease in the availability or significant delay in the acquisition of our API or other material could considerably delay the manufacturing of our product candidate. If we are unable to arrange for alternative third-party sources, or to do so on commercially reasonable terms or in a timely manner, we may be delayed in completing our remaining clinical trials of, obtaining regulatory approval for and commercializing our product candidate. In addition, because we do not have any control over the process or timing of the supply of the API, there is greater risk that we will not have sufficient quantities of the API at an acceptable cost or quantity, which could delay, prevent or impair our development or commercialization efforts.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured and packaged our product candidate ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the agreement by the third-party because of factors beyond our control (including a failure to manufacture our product candidate in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, our product candidate may compete with others for access to manufacturing facilities and capacity. There are a limited number of manufacturers that operate under cGMP regulations in the United States or elsewhere and that might be capable of manufacturing for us. We may therefore be subject to unexpected increases in the cost of our supplies or manufacture of our product candidate, which may far exceed the cost of producing a drug substance and require increased capital expenditures.

We are subject to a number of risks relating to our third-party service providers, any of which could substantially increase our costs and limit supply of our products.

If our offices or any facility of our third-party service providers, such as the CROs, contract manufacturing organizations and API suppliers that we utilize to develop and manufacture our product candidate, were to suffer an accident or a force majeure event such as major fire or explosion, major equipment failure or power failure lasting beyond the capabilities of its backup generators or other similar event, we could be materially adversely affected and any of our clinical trials could be materially delayed. Such an extended shut down may force us to procure a new research and development facility or another manufacturer or supplier, which could be time-consuming and costly. During any such period, we may be unable to receive our product candidate. For example, our API is derived from the opium poppy, which is sensitive to changes in weather and environmental conditions. Any adverse changes in such conditions or other catastrophe could significantly reduce the supply of API for our product candidate.

The process of manufacturing the active drug in our product candidate, our sublingual thin film formulation of apomorphine, is complex, highly regulated and subject to the risk of product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes or quality requirements for our product candidate could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidate or in the manufacturing facilities in which our product candidate is or will be made, such manufacturing facilities may need to be closed to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidate may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidate. We may also have to take inventory write-offs and incur other charges and expenses for our product candidate that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Also, as any third-party manufacturer we engage scales up manufacturing of our product candidate, if approved, it may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product candidate, and it may be required to refine or alter its manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If any of our third-party manufacturers experience significant delays or other obstacles in producing any approved product for commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

Our third-party manufacturers and suppliers are subject to FDA inspection from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. Based on the severity of the regulatory action, our clinical or commercial supply of product and packaging and other services could be interrupted or limited, which could have a material adverse effect on our business. In addition, in order to obtain regulatory approval for our product candidate, our third-party manufacturers will be required to consistently produce the API used in our product candidate in commercial quantities and of specified quality on a repeated basis and document their ability to do so. This is referred to as process validation. If the third-party manufacturers are unable to satisfy this requirement, our business will be materially and adversely affected.

Furthermore, if our product candidate or any future product candidate is approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis or at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our product and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidate and to have any new source approved by the FDA, the European Medicines Agency or any other relevant regulatory authorities.

The ability of our third-party manufacturers and suppliers to continue manufacturing and supplying our product candidate depends on their continued adherence to cGMP regulations.

The manufacturing processes for our product candidate and API are governed by detailed cGMP regulations. Failure by third-party manufacturers, suppliers and quality operations units to adhere to established regulations or to meet a specification or procedure set forth in cGMP requirements could require that a product or material be rejected and destroyed. Adherence to cGMP regulations and the effectiveness of our quality control systems are periodically assessed through inspections of manufacturing facilities by regulatory authorities, including the FDA through its facilities inspection program. Such inspections could result in deficiency citations, which would require action to correct those deficiencies to the satisfaction of the applicable regulatory authorities. If critical deficiencies are noted or if recurrences are not prevented, we may have to recall product or suspend operations until appropriate measures are implemented. Since cGMP reflects ever-evolving standards, manufacturing processes and procedures must be regularly updated to comply with cGMP. We have limited or no control over our manufacturers’ or suppliers’ compliance with these regulations and standards. These changes may cause us to incur additional costs and may adversely impact our results of operations. For example, more sensitive testing assays (if and when they become available) may be required or existing procedures or processes may require revalidation, all of which may be costly and time-consuming and could delay or prevent the manufacturing of our product candidate. If the safety of any product candidate or API supplied is compromised due to our manufacturers’ or suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidate and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidate, entail higher costs or impair our reputation.

If we change the manufacturers of our product candidate, we may be required to conduct comparability studies evaluating the manufacturing processes of the product candidate.

The FDA and other regulatory authorities maintain strict requirements governing the manufacturing process for medical delivery systems, such as the thin films used to deliver the apomorphine sublingually in our product candidate. For example, when a manufacturer seeks to modify or change that process, the FDA typically requires the applicant to conduct non-clinical and, depending on the magnitude of the changes, potentially clinical comparability studies that evaluate the potential differences in the product candidate resulting from the change in the manufacturing process. Delays in designing and completing a comparability study to the satisfaction of the FDA or other regulatory agencies could delay or preclude our development plans and, thereby, delay our ability to receive marketing approval, or limit our revenue and growth once our product candidate is approved. In addition, in the event that the FDA or other regulatory agencies do not accept non-clinical comparability data, we may need to conduct a study involving dosing of patients comparing the two products. That study may result in a delay of the approval or launch of our product candidate.

We rely on third-parties to conduct clinical trials for APL-130277, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for APL-130277.

We have designed the clinical trials for APL-130277. However, we rely on CROs and other third-parties to assist in managing, monitoring and otherwise carrying out many of these trials. We compete with many other companies for the resources of these third-parties. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. The third-parties on whom we rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidate.

The FDA and comparable foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third-parties to conduct many of our clinical trials, they are not our employees, and we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan, protocol and other requirements. Our reliance on these third-parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities, and we cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

These CROs and third-parties are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidate and clinical trials. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. If these third-parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidate may not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third-parties need to be replaced, such clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidate on a timely basis or at all.

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products, negatively impacting our operating results.

We continue to evaluate and, as deemed appropriate, we expect to enter into partnerships in the future when strategically attractive, with one or more pharmaceutical companies for the development and commercialization of APL-130277 in Europe, Japan and other countries. We face significant competition in seeking appropriate partners for our product candidate, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidate, potential partners must view our product candidate as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for development and commercialization or licensing by other companies. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of our product candidate is delayed or sales of our approved product are disappointing. Any delay in entering into strategic partnership agreements related to our product candidate could delay the development and commercialization of our product candidate and reduce its competitiveness even if it reaches the market.

If we fail to establish and maintain strategic partnerships related to our product candidate, we will bear all of the risk and costs related to the development and commercialization of our product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. This could negatively affect the development of our product candidate.

Risks Related to Commercialization of Our Product Candidate

Our future commercial success depends upon attaining significant market acceptance of our product candidate, if approved, among physicians, health care payors, patients and the medical community.

Even if we obtain regulatory approval for APL-130277, our product candidate may not gain market acceptance among physicians, health care payors (both private insurers and government programs, such as Medicare and Medicaid), patients and the medical community. Market acceptance of our product candidate, if approved, depends on a number of factors, including, without limitation:

•	the efficacy and safety of the product, as demonstrated in clinical trials, compared to other products;

•	the indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any limitations or warnings that may be required on the label;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	improper use of the product by patients;

•	changes in the standard of care for the targeted indications for our product candidate;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration, including, but not limited to, the potential need for titration in a physician’s office, the ease of opening the packaging and retrieving the thin film and the limited need to administer medication to control for any side effects such as nausea;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

Market acceptance is critical to our ability to generate significant revenue and become profitable. Our product candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If our approved product is not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

The market for our product candidate may not be as large as we expect.

Our estimates of the potential market opportunity for APL-130277 include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, and market research with health care providers, payors and patients. These assumptions include the prevalence and growth of PD, the percentage of patients receiving apomorphine as part of their treatment regimen, the percentage of these patients experiencing OFF episodes and the percentage of PD patients for which APL-130277 may be an effective treatment option. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for APL-130277 could be smaller than our estimates of our potential market opportunity. If the actual market for APL-130277 is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

In addition, final product labeling specifically lists the approved therapeutic indications, the types of patients that should be treated with the product, how frequently and for how long these patients should be treated and how treatment should be initiated. While physicians are free to use the product as they choose, we and any pharmaceutical company partner are prohibited from marketing or promoting the product outside these approved indications and uses. In addition, certain existing formulations of apomorphine outside the United States used for the treatment of OFF episodes (ApoGo, ApokinON and Apomin) are currently only indicated for advanced PD patients. Should final approved labeling differ materially from our proposed labeling, the actual market for APL-130277 could be smaller than our estimates of our potential market opportunity.

We currently have no sales and marketing staff and no product distribution network. If we are unable to establish sales and marketing arrangements, we will not be successful in commercializing our product candidate.

We do not currently have a sales or marketing infrastructure and do not have experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for our product candidate in the United States, Europe and other jurisdictions, we may enter into sales, marketing and distribution agreements with third-parties in respect of the commercialization of our product candidate in such jurisdictions. Entering into arrangements with third-parties to perform these services may result in lower product revenues and profitability, if any, than if we were to market, sell and distribute our product ourselves. In addition, we may not be successful in entering into arrangements with third-parties in the future to sell, market and distribute our product candidate or may be unable to do so on terms that are favorable to us. We likely will have little control over such third-parties, and any of them may fail to devote the necessary resources and attention to sell and market our product effectively.

In the future, we expect to build a focused sales and marketing infrastructure to market APL-130277 and, potentially, other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	our inability to effectively reach our target audience of general neurologists and movement disorder specialists;

•	the lack of adequate numbers of physicians to prescribe our product candidate, if approved, or any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we do not successfully establish sales, marketing and distribution capabilities, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

Reimbursement may be limited or unavailable in certain market segments for our product candidate, which could make it difficult for us to sell our product, if approved, profitably.

In both domestic and foreign markets, sales of our product, if approved, will depend, in part, on the extent to which the costs of our product will be covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of governments in the United States, Europe and elsewhere as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product, if approved, profitably. Cost-control initiatives could cause us to decrease the price we might establish for our product, if approved, which could result in lower than anticipated product revenues.

In the United States, we will need to obtain approvals for payment for our product candidate from private insurers, including managed care organizations, and from governmental health care programs including Medicare and Medicaid. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of our product candidate is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Adverse pricing limitations may hinder our ability to recoup our investment in APL-130277, even if such product candidate obtains marketing approval.

Obtaining coverage and reimbursement approval for our product candidate from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our product candidate to the payor. Further, there is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs, including those with novel formulations such as APL-130277. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for our product candidate. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidate. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our product, if approved. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting access, coverage, and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries other than the United States, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, additional clinical research may be required to enable comparison of the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our product candidate is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

The impact on us of health care reform legislation and other changes in the health care industry and in health care spending is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in health care spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals and initiatives within the United States and foreign jurisdictions directed at broadening the availability of health care and containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval, and thus affect our ability to sell our product profitably. The continuing efforts of governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	the demand for our product candidate if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our product candidate;

•	our ability to obtain coverage and reimbursement approval for our product candidate;

•	our ability to generate revenues and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	our access to capital.

Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the United States Budget Control Act, could have an adverse impact on our anticipated product revenues.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology and generic drug companies and academic and government institutions. These organizations may have significantly greater resources than we do and conduct similar research, seek and obtain patent protection that may impact our freedom to operate and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidate. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories. Furthermore, our competitors may, among other things: develop and commercialize products that are, or are perceived to be, safer, more effective, less expensive, or more convenient or easier to administer; obtain quicker regulatory approval; establish superior proprietary positions; have access to more manufacturing capacity; implement more effective approaches to sales and marketing; or form more advantageous strategic alliances.

We believe that the main competitors for APL-130277 are therapies that can limit the occurrence of OFF episodes and other therapies for the on-demand treatment of OFF episodes. These therapies include both pharmacotherapies and invasive therapies for advanced patients such as deep brain stimulation and intestinal-infused levodopa that may be used in less advanced PD patients. Pharmacotherapies that can maintain consistent plasma concentration of levodopa over extended durations could reduce the occurrence of motor fluctuations and thus reduce the need for on-demand treatments for OFF episodes such as APL-130277. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, a combination of levodopa and an inhibitor of DOPA decarboxylase (an enzyme found throughout the body) referred to as carbidopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Extended-release formulations of oral and patch carbidopa/levodopa are being developed by groups including Impax Laboratories, Inc., Depomed Inc. and Neuroderm Ltd. A continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine is being developed by AbbVie Inc. This therapy, known as Duodopa/Duopa, is approved in the European Union and recently gained approval in the United States. Additionally, new formulations of dopamine agonist therapies (such as pramipexole and rotigotine) may be developed that can further prolong the effect of carbidopa/levodopa regimens and reduce the frequency of motor fluctuations.

If approved for the treatment of OFF episodes, APL-130277 would also compete against on-demand therapies that aim to specifically address OFF episodes, such as the levodopa capsules administered through an inhaler for the treatment of OFF episodes that are being developed by Acorda Therapeutics, Inc. If such treatment is approved before our product candidate, then such treatment could capture a large percentage of the market share for the treatment of OFF episodes and could affect the acceptance and adoption of our product candidate. At this time, an injectable formulation of apomorphine, Apokyn®, which is a STADA Arzneimittel AG product distributed by U.S. Worldmeds, LLC in the United States, is the only therapy approved for the treatment of OFF episodes. Apokyn was approved for this use in the United States in 2004, and for advanced PD patients in Europe in 1993. As we complete additional clinical trials for our product candidate, if our pharmacokinetic data suggests that the time to ON associated with our product candidate is slower than with Apokyn, the commercialization of our product candidate could be adversely affected.

One or more of our competitors may utilize their expertise in sublingual delivery of drugs to develop and obtain approval for sublingual delivery products that may compete with APL-130277. If approved, our product candidate may face competition in the target commercial areas. The availability of our competitors’ products could limit the demand and the price we are able to charge for our product candidate that we may develop and commercialize.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidate, or if the scope of the intellectual property protection is not sufficiently broad, our ability to successfully commercialize our product candidate and compete effectively may be adversely affected.

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to APL-130277. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection with respect to our product candidate in the United States, Europe, Japan, and other countries. The patentability of inventions and the validity, enforceability and scope of patents in the pharmaceutical field can be uncertain because they involve complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and other foreign patent offices in granting patents are not always applied uniformly or predictably, even within a given jurisdiction. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. The same patent applications that we own may fail to result in issued patents in the United States, Europe, Japan, or in other countries, and if they do, such patents may not cover our product candidate in the United States, the European Union, Japan or in other countries. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our research and development prior to the deadlines for taking action to obtain patent protection on such research and developments. No patentability searches have been completed nor have patentability opinions of counsel been obtained. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. The issuance of a patent is not conclusive as to the correctness of its inventorship, ownership, priority, validity or enforceability. Therefore, even if patents do successfully issue and even if such patents cover our product candidate, third-parties may challenge their validity, enforceability or scope, and such challenges may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide sufficient exclusivity for our product candidate, prevent others from designing around our claims or otherwise provide us with a competitive advantage.

Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. We may not have adequate remedies in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to our competitors or others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies. ARx is a non-exclusive licensee in all fields other than generic APL-130277 applications of our patent family entitled “Sublingual Films”, of which ARx was previously a co-owner with us. Accordingly, ARx has some freedom to operate with respect to these patents. In addition, ARx is an exclusive licensee of all intellectual property generated under our agreement with ARx in all fields, in respect of other products and formulations and such license affects our use of such intellectual property and survives termination of the agreement. Additionally, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, Europe, and Japan, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, and this could make it difficult for us to stop the infringement of our patents. Any of these outcomes could impair our ability to prevent competition from third-parties, which may have an adverse impact on our business.

If the patent applications we own with respect to our product candidate fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third-parties. Any successful challenge to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of our product candidate. Since patent applications in the United States, Europe, and Japan, and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our product candidate. Furthermore, if third-parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third-party to determine who was the first to invent the subject matter covered by the patent claims of our first two families of patents and applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the utility application is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market our product under patent protection could be reduced. Even if patents covering our product candidate are obtained, once the patent life has expired or lapsed for a product, we may be open to competition from similar or generic products. The launch of a generic version of our product in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the United States Leahy-Smith America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine what qualifies as relevant prior art, may affect patent litigation and switch the United States patent system from a “first-to-invent” system to a “first-to-file” system. The USPTO recently developed new regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Further changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In this event, competitors might be able to enter the market earlier than would otherwise have been the case. Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our product candidate.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents or our other intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming, and any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringed their patents or other intellectual property rights. Many of our current and potential competitors have the ability to dedicate substantially greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third-parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management attention and resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not issuing as a patent. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during such litigation.

We could become subject to interference or derivation proceedings provoked by third-parties or brought by the USPTO or other foreign patent authorities to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or require us to attempt to license rights to the related technology from the prevailing party, or could cause us to lose valuable intellectual property rights. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, where we jointly develop intellectual property with certain parties, disagreements may arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

Third-party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts or impact our share price.

Our commercial success depends, in part, on us not infringing the patents and proprietary rights of third-parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications owned by third-parties exist in the field in which we are developing our product candidate. As the pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third-parties. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidate or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Demonstrating patent invalidity and/or non-infringement may be difficult. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Third-parties may assert that we, our customers, licensees or parties indemnified by us are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third-parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidate, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing, and sometimes not at all. Therefore, patent applications covering our product candidate could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidate or the use or manufacture of our product candidate.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our product candidate, including the materials, formulations, methods of manufacture, methods of analysis, and/or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize our product candidate until such patent expired or unless we obtain a license from such third-party in order to use the infringing technology and continue developing and commercializing our infringing product candidate. Such licenses may not be available on commercially acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing our product candidate, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidate. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, in addition to potential injunctive relief, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, pay royalties, redesign our infringing product or obtain one or more licenses from third-parties, which may be impossible or require substantial time and monetary expenditure.

We are evaluating third-party patents and pending patent applications that may pose risks to the commercialization of APL-130277 in the U.S. and Europe. The validity of several of such third-party patents is being challenged either in the U.S. district courts, at the USPTO, or both, by multiple third-parties. We have discussed a license to certain of these third-party patents and applications, and we are evaluating whether a license to certain of these third-party patents and patent applications is desirable. Should APL-130277 ultimately be found to infringe a valid and enforceable third-party patent claim, such third-party patents could adversely impact our commercial efforts, requiring us to obtain a license from the relevant third-party patent owner in order to continue commercializing our product candidate, and such licenses may not be available on commercially reasonable terms or at all. If one or more of these third-party patents were asserted against us, we expect to vigorously contest such an action.

We may face a claim of misappropriation if a third-party believes that we inappropriately obtained and used trade secrets of such third-party. We are not aware of any material threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we are found to have misappropriated a third-party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidate, and we may be required to pay damages.

During the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidate or intellectual property could be diminished and it could have a substantial adverse effect on the market price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future marketing or distribution activities.

We will not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidate throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our product candidate in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Confidentiality agreements with employees and third-parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our platform technology and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets can be difficult to protect. Any disclosure to, misappropriation by, or reverse engineering by third-parties of our confidential proprietary information or know-how could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements, non-disclosure and invention assignment agreements with our employees, consultants, and third-party scientific advisors, contractors and collaborators. However, we cannot be certain that such agreements have been entered into with all relevant parties, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secret information to competitors.

Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes do not protect proprietary rights such as trade secrets to the same extent or in the same manner as United States courts. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business and Industry

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidate, conduct our clinical trials and commercialize our product candidate.

We are highly dependent on members of our senior management, including Anthony Giovinazzo, our President and Chief Executive Officer, Albert Agro, our Chief Medical Officer, Thierry Bilbault, our Chief Scientific Officer and Executive Vice President, CMC, Andrew Williams, our Chief Operating Officer and Chief Financial Officer, and Jordan Dubow, our Vice President, Medical Affairs. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidate through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third-parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with one or more strategic partners, and with suppliers and other third-parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.

Our relationships with health care professionals, institutional providers, principal investigators, consultants, customers (actual and potential) and third-party payors are, and will continue to be, subject, directly and indirectly, to Canadian and United States federal and state health care fraud and abuse, false claims, marketing expenditure tracking and disclosure, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other government health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

Our business operations and activities may be directly or indirectly subject to various fraud and abuse laws, including, without limitation, the United States federal Anti-Kickback Statute and the United States False Claims Act. If we obtain FDA approval for our product candidate and begin commercializing our product candidate in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and state governments in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the United States federal health care Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a United States federal health care program, such as the Medicare and Medicaid programs;

•	United States federal civil and criminal false claims laws, including the United States False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the United States government;

•	the United States Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters;

•	HIPAA, as amended by the United States Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the United States federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician or a member of the physician’s family has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

•	the United States Physician Payments Sunshine Act, created under Section 6002 of the United States Patient Protection and Affordable Care Act, as amended by the United States Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	United States federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	United States federal government price reporting laws, changed by the ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts);

•	the United States Foreign Corrupt Practices Act, which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and

•	U.S. state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third-party payor, including commercial insurers; state laws that require biotech companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, the regulatory approval and commercialization of our product candidate outside the United States will also likely subject us to foreign equivalents of the health care laws mentioned above, among other foreign laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reforms have strengthened some of these laws. Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other state and federal government health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

We or our third-party providers may experience a security breach that could lead to the loss of critical information.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our and our third-party providers’ computer systems make them potentially vulnerable to breakdown, natural disaster, malicious intrusion, malware and other cyber-attacks, which may result in the impairment of production and key business processes. In addition, our and our third-party providers’ systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, the value of which may be contingent upon maintaining its confidentiality, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, partners and others. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns. Such disruptions and breaches of data security could have a material adverse effect on our business, reputation, and financial condition, could cause significant interruptions in our operations and impair our ability to conduct our business and comply with regulations during the occurrence of any such incident.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidate.

We face an inherent risk of product liability as a result of the clinical testing of our product candidate and will face an even greater risk if we commercialize our product candidate. For example, we may be sued if the product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, without limitation:

•	injury to our reputation;

•	decreased demand for our product candidate;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigations;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize our product candidate; and

•	a decline in our share price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidate. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidate, which could adversely affect our business, financial condition, results of operations and prospects.

We and our third-party contract manufacturers and suppliers must comply with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant costs or liabilities.

We and our third-party manufacturers and suppliers are subject to numerous and increasingly stringent environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We could also incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. If our third-party manufacturers and suppliers fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our product candidate, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidate.

Risks Related to Our Common Shares

If we are a passive foreign investment company, or PFIC, for United States federal income tax purposes in any year, certain adverse tax rules could apply to U.S. Holders of our common shares.

Based on estimates of the composition of our income and the value of our assets, we believe that we may be a PFIC for United States federal income tax purposes for our current taxable year.

We will be classified as a PFIC for any taxable year for United States federal income tax purposes if either (i) 75% or more of our gross income in that taxable year is passive income or (ii) the average percentage of our assets by value in that taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%.

PFIC status is determined annually and depends upon the composition of a company’s income and assets and the market value of its stock from time to time. Therefore, there can be no assurance as to our PFIC status for future taxable years. The value of our assets will be based, in part, on the then market value of our common shares, which is subject to change.

If we are a PFIC for any taxable year during which a U.S. Holder (as defined below) holds common shares, such U.S. Holders could be subject to adverse United States federal income tax consequences (whether or not we continue to be a PFIC). For example, U.S. Holders may become subject to increased tax liabilities under United States federal income tax laws and regulations, and will become subject to burdensome reporting requirements. If we are a PFIC during which a U.S. Holder holds common shares, such U.S. Holder may be able to make a “mark-to-market” election or a “qualified electing fund” election that could mitigate the adverse United States federal income tax consequences that would otherwise apply to such U.S. Holder. We will provide the information necessary for a U.S. Holder to make the qualified election; however, no assurance can be given that such information will be available for any lower-tier PFIC that we do not control.

The term “U.S. Holder” means a holder of a common share of Cynapsus that is for United States federal income tax purposes:

•	an individual citizen or resident of the United States;

•	a corporation (or other entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust if it (1) is subject to the primary supervision of a court within the United States and one or more United States persons have the authority to control all substantial decisions of the trust or (2) has a valid election in effect under applicable United States Treasury regulations to be treated as a United States person.

U.S. Holders are urged to consult their own tax advisers as to whether we may be treated as a PFIC and the tax consequences thereof.

We are eligible to be treated as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the United States Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in our periodic reports, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds US$700 million as of any June 30 before that time or if we have total annual gross revenue of US$1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than US$1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

There is no assurance that an active trading market in our common shares will be sustained. We do not know what the market price of our common shares will be and, as a result, it may be difficult for you to sell your common shares.

Our common shares are listed on the TSX in Canada and the NASDAQ in the United States. If a robust market for our common shares is not sustained, it may be more difficult for you to sell your common shares at an attractive price. Further, an inactive market in either Canada or the United States may also impair our ability to raise capital by selling common shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our common shares as consideration. We cannot predict the prices at which our common shares will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common shares may fall.

The market price of our common shares may be highly volatile, which could cause our investors to incur substantial losses.

The market price of our common shares could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including, but not limited to:

•	results and timing of clinical trials of our product candidate, APL-130277;

•	results of clinical trials of our competitors’ products;

•	failure to adequately protect our intellectual property or proprietary technology;

•	pending or threatened litigation involving our intellectual property or proprietary technology or us infringing upon a third-party’s intellectual property or proprietary technology;

•	our inability to raise additional capital, or if we are able to raise capital, the terms on which we raise it;

•	commencement or termination of any licensing or other partnering arrangement;

•	regulatory actions with respect to our product candidate or our competitors’ products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common shares by us, our insiders or our other shareholders;

•	speculation in the press or investment community about us, our common shares or our industry;

•	announcement or expectation of additional financing efforts;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biotechnology and pharmaceutical stocks; and

•	changes in general market and economic conditions.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As a result of this volatility, the price of our common shares may decline even if our operating results, underlying asset values or prospects have not changed. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. Continued listing of our common shares on the NASDAQ in addition to the TSX may increase share price volatility on the TSX and also result in volatility of the trading price on the NASDAQ because trading will be split between the two markets, resulting in less liquidity on both exchanges. In addition, different liquidity levels, volume of trading, currencies and market conditions on the two exchanges may result in different prevailing trading prices. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their share price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

A significant portion of our total outstanding common shares may be sold into the public market in the near future, which could cause the market price of our common shares to drop significantly, even if our business is doing well.

Sales of a substantial number of our common shares in the public market could occur at any time after the expiration of the lock-up agreements recently entered into in connection with our initial public offering of common shares in the United States. These sales, or the market perception that the holders of a large number of common shares intend to sell shares, could reduce the market price of our common shares. As of August 13, 2015, we had 12,117,301 common shares outstanding.

Approximately 1,268,076 common shares will be able to be sold on or about September 15, 2015, due to lock-up agreements between the holders of such common shares and the underwriters that participated in our initial public offering. However, Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the underwriters, can waive the provisions of such lock-up agreements by prior written consent and allow such shareholders to sell their common shares at any time.

As of August 13, 2015, there were 581,501 common shares subject to outstanding options granted under our Stock Option Plan. We have registered 1,211,730 common shares that we may issue under our Stock Option Plan. Once those common shares are issued in accordance with the terms of the plan, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144. If the options are exercised and the underlying common shares resold in the public market in the near future, the market price of our common shares may drop.

We do not expect to pay any cash dividends for the foreseeable future.

You should not rely on an investment in our common shares to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common shares in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. Accordingly, investors must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common shares.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our share price and trading volume to decline.

As we are a Canadian company, it may be difficult for United States shareholders to effect service on us or to realize on judgments obtained in the United States.

We are incorporated under the federal laws of Canada, most of our directors and officers are residents of Canada, and most or all of our assets and the assets of such persons are located outside the United States. Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon such persons who are not residents of the United States, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under United States securities laws. A judgment of a United States court predicated solely upon such civil liabilities may be enforceable in Canada by a Canadian court if the United States court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

As a foreign private issuer, we are subject to different United States securities laws and rules than a domestic United States issuer, which may limit the information publicly available to our shareholders.

We are currently a “foreign private issuer” as defined under U.S. securities laws. As a result, even though we are subject to the informational requirements of the Exchange Act, as a foreign private issuer, we are currently exempt from certain informational requirements of the Exchange Act to which domestic U.S. issuers are subject, such as the proxy solicitation rules under Section 14 of the Exchange Act. In order to be more easily compared to our principal competitors, we will be filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, with the SEC, as if we were a U.S. domestic issuer. The insider reporting and short-profit provisions under Section 16 of the Exchange Act are not applicable to us, so our shareholders may not know on as timely a basis when our officers, directors and principal shareholders purchase or sell our common shares, as the reporting periods under the corresponding Canadian insider reporting requirements are longer.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses to us.

In the future, we might potentially lose our foreign private issuer status. If we are not a foreign private issuer, we would not be eligible to use certain foreign issuer forms and would be required to file periodic and current reports and registration statements on United States domestic issuer forms with the SEC. In addition, we may lose the ability to rely upon exemptions from NASDAQ corporate governance requirements that are available to foreign private issuers. Further, if we engage in capital raising activities after losing our foreign private issuer status, there is a higher likelihood that investors may require us to file resale registration statements with the SEC as a condition to any such financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

Set forth below are the sales of our securities sold by us during the quarter ended June 30, 2015, which were not registered under the United States Securities Act of 1933, as amended, or the Securities Act.

From April 7, 2015 to June 23, 2015, we issued an aggregate of 44,923 common shares pursuant to the exercise of warrants, for aggregate cash consideration of Cdn$539,567. Such common shares were issued by us in the United States and to “U.S. persons” (as both such terms are defined in Regulation S under the Securities Act, or Regulation S, in reliance upon Rule 506(b) of Regulation D under the Securities Act, or Regulation D, solely to “accredited investors,” as such term is defined in Rule 501(a) of Regulation D. Such common shares were issued outside the United States to non-U.S. persons in reliance upon Regulation S.

On April 2, 2015, 248,743 options were granted to certain of our officers, directors and employees at an exercise price of Cdn$21.76 per share expiring five years from the date of the grant. 39,686 of the options vested immediately. For 209,057 of the options, one-quarter vested immediately, one-quarter will vest in one year, one-quarter will vest in two years, and one-quarter will vest in three years. Such options were granted by us in the United States and to U.S. persons in reliance upon Rule 701 under the Securities Act. Such options were granted outside the United States to non-U.S. persons in reliance upon Regulation S.

(b) Use of Proceeds

On June 17, 2015, our registration statement on Form F-10 (File No. 333-204226) was declared effective by the SEC for our initial public offering in the United States pursuant to which we sold an aggregate of 5,175,000 common shares (inclusive of 675,000 common shares sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a price to the public of US$14.00 per share for aggregate gross offering proceeds of approximately US$72.5 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as sole book-running manager for the offering, Nomura Securities International, Inc. acted as a lead manager and Noble Financial Capital Markets acted as co-manager. On June 23, 2015, we closed the sale of such common shares, resulting in net proceeds to us of approximately US$66.4 million after deducting underwriting discounts and commissions of approximately US$5.1 million and other offering expenses of approximately US$1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015. As of June 30, 2015, we held all of the funds received in cash.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amalgamation of Cynapsus, as amended

3.2	By-law No. 2 of Cynapsus

4.1	Specimen Common Share Certificate of Cynapsus

4.2	Form of Warrant Certificate dated July 18, 2012

4.3	Form of Warrant Certificate dated October 24, 2012

4.4	Form of Warrant Certificate dated November 23, 2012

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013)

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014)

10.1	Lease, dated May 1, 2008, by and between Richmond Walnut Business Centre Inc. and Cynapsus

10.2	Lease Extension Agreement, dated May 1, 2014, by and between Richmond Walnut Business Centre Inc. and Cynapsus

10.3#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus

10.4+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.5+	Employment Agreement, dated May 13, 2015, between Anthony Giovinazzo and Cynapsus

10.6+	Employment Agreement, dated May 13, 2015, between Andrew Williams and Cynapsus

10.7+	Employment Agreement, dated May 13, 2015, between Albert Agro and Cynapsus

10.8+	Employment Agreement, dated May 13, 2015, between Thierry Bilbault and Cynapsus

10.9+	Form of Director and Officer Indemnification Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.
(Registrant)

Date: August 14, 2015	By:	/s/ Andrew Williams
Andrew Williams
Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amalgamation of Cynapsus, as amended

3.2	By-law No. 2 of Cynapsus

4.1	Specimen Common Share Certificate of Cynapsus

4.2	Form of Warrant Certificate dated July 18, 2012

4.3	Form of Warrant Certificate dated October 24, 2012

4.4	Form of Warrant Certificate dated November 23, 2012

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013)

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014)

10.1	Lease, dated May 1, 2008, by and between Richmond Walnut Business Centre Inc. and Cynapsus

10.2	Lease Extension Agreement, dated May 1, 2014, by and between Richmond Walnut Business Centre Inc. and Cynapsus

10.3#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus

10.4+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.5+	Employment Agreement, dated May 13, 2015, between Anthony Giovinazzo and Cynapsus

10.6+	Employment Agreement, dated May 13, 2015, between Andrew Williams and Cynapsus

10.7+	Employment Agreement, dated May 13, 2015, between Albert Agro and Cynapsus

10.8+	Employment Agreement, dated May 13, 2015, between Thierry Bilbault and Cynapsus

10.9+	Form of Director and Officer Indemnification Agreement

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.
+	Indicates management contract or compensatory plan.

-78-