Form 10-Q
period 2015-09-30
Cynapsus Therapeutics Inc.
filed 2015-11-12
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2015, there were 12,203,925 common shares, no par value per share, of Cynapsus Therapeutics Inc. outstanding.

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

As of November 10, 2015, the noon rate of exchange published by the Bank of Canada was US$1.00 = Cdn$1.3259.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable securities laws. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below:

•	our beliefs regarding the advantages of APL-130277 and assumptions that others will share such beliefs;

•	our expectations regarding the commercialization of APL-130277;

•	our belief that there is an unmet medical need and market opportunity for APL-130277;

•	our expectations regarding regulatory approval in the United States and in other jurisdictions;

•	our expectation that APL-130277 will be able to follow the regulatory pathway set forth in Section 505(b)(2) of the United States Federal Food, Drug, and Cosmetic Act, or FDCA;

•	our plan to timely commence and/or complete remaining trials and studies as required by the U.S. Food and Drug Administration, or FDA, and other regulators, including our Phase 3 clinical trials and studies;

•	our beliefs regarding frequency, types and severity of OFF episodes;

•	our expectations regarding future capital needs and funding requirements and our assumptions relating to current and future costs;

•	our ability to successfully develop APL-130277 and any other product candidates we may develop in the future;

•	our beliefs regarding the sufficiency of our existing cash for funding certain activities;

•	our intention to develop and commercialize APL-130277 in international markets;

•	our expectation that third-party contract manufacturing organizations will be able to provide us with sufficient quantities of our sublingual thin film formulation of apomorphine; and

•	our expectation for building a focused sales and marketing infrastructure to market APL-130277 and any other product candidates in the United States.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Financial Position

UNAUDITED

(in Canadian dollars)

		September 30,	December 31,
	NOTES	2015	2014
		$	$
ASSETS
Current assets
Cash	5	109,521,968	17,448,497
Prepaid expenses and other current assets		1,270,596	269,779
Total current assets		110,792,564	17,718,276
Non-current assets
Property, plant and equipment	6	392,537	257,830
Intangible assets	7	538,614	574,522

Total assets		111,723,715	18,550,628

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	8, 14	4,297,152	3,080,631
Total current liabilities		4,297,152	3,080,631

SHAREHOLDERS’ EQUITY
Share capital	9	140,871,019	31,740,941
Warrants	9	11,917,521	13,452,183
Share-based payments	9	6,088,581	2,787,525
Deficit		(51,450,558)	(32,510,652)
Total shareholders’ equity		107,426,563	15,469,997

Total liabilities and shareholders’ equity		111,723,715	18,550,628

COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)

APPROVED ON BEHALF OF THE BOARD:

“Ronald Hosking” ,	Director	“Rochelle Stenzler” ,	Director

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Loss and Comprehensive Loss

UNAUDITED

(in Canadian dollars)

		For the three months ended September 30,		For the nine months ended September 30,
	NOTES	2015	2014	2015	2014
		$	$	$	$
EXPENSES
Research and development	10	6,825,094	1,247,054	17,576,764	2,859,912
Operating, general and administrative	11	1,815,546	1,005,843	5,633,519	2,858,317
Share-based payments	9	1,491,370	212,368	3,366,443	630,464
Amortization of intangible assets	7	11,970	14,747	35,908	44,240
Depreciation of property, plant and equipment	6	38,051	2,923	79,752	5,358
Acquisition milestone share-based payment	13, 14	-	-	1,500,000	-
Unrealized foreign exchange gain		(7,262,033)	(644,660)	(9,007,058)	(254,435)
Recovery on scientific research		(30,924)	(21,717)	(100,924)	(41,717)
Research grant	12	-	(112,000)	(127,710)	(351,969)
Interest income net of interest expense and related charges		(2,109)	(12,750)	(16,788)	(32,032)
Loss and comprehensive loss for the period		2,886,965	1,691,808	18,939,906	5,718,138

Loss per share - basic and diluted		0.24	0.34	2.30	1.44
Weighted average number of shares outstanding – basic and diluted	9	12,126,742	4,935,357	8,250,706	3,984,413

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Changes in Shareholders’ Equity

UNAUDITED

(in Canadian dollars)

	Share Capital	Warrants	Share-based Payments	Deficit	Total
	$	$	$	$	$
Balance as at December 31, 2014	31,740,941	13,452,183	2,787,525	(32,510,652)	15,469,997

Public offering, net of transaction costs	81,217,659	-	-	-	81,217,659
Private placement, net of transaction costs	19,551,377	-	-	-	19,551,377
Exercise of warrants	6,674,957	(1,534,662)	-	-	5,140,295
Acquisition milestone share-based payment	1,500,000	-	-	-	1,500,000
Exercise of share-based payments	186,085	-	(65,387)	-	120,698
Share-based payments	-	-	3,366,443	-	3,366,443
Loss for the period	-	-	-	(18,939,906)	(18,939,906)
Activity for the period	109,130,078	(1,534,662)	3,301,056	(18,939,906)	91,956,566

Balance as at September 30, 2015	140,871,019	11,917,521	6,088,581	(51,450,558)	107,426,563

Balance as at December 31, 2013	16,156,398	4,211,014	1,918,672	(21,692,065)	594,019

Prospectus offering, net of transaction costs	13,037,024	9,803,212	-	-	22,840,236
Exercise of warrants	1,000,954	(254,154)	-	-	746,800
Exercise of share-based payments	226,892		(106,774)	-	120,118
Share-based payments	-	-	630,464	-	630,464
Loss for the period	-	-	-	(5,718,138)	(5,718,138)
Activity for the period	14,264,870	9,549,058	523,690	(5,718,138)	18,619,480

Balance as at September 30, 2014	30,421,268	13,760,072	2,442,362	(27,410,203)	19,213,499

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Cash Flows

UNAUDITED

(in Canadian dollars)

		For the nine months ended September 30,
	NOTES	2015	2014
		$	$
Operating activities
Loss for the period		(18,939,906)	(5,718,138)
Items not affecting cash:
Share-based payments	9	3,366,443	630,464
Amortization of intangible assets	7	35,908	44,240
Depreciation of property, plant and equipment	6	79,752	5,358
Acquisition milestone share-based payment	13, 14	1,500,000	-
Unrealized gain on foreign exchange		(9,007,058)	(254,435)
		(22,964,861)	(5,292,511)
Changes in non-cash working capital:
Change in prepaid expenses and other current assets		(1,000,817)	(40,850)
Change in accounts payables and accrued liabilities		1,216,521	(1,131,115)
Deferred grant proceeds		-	(239,968)
Net cash used in operating activities		(22,749,157)	(6,704,444)

Investing activities
Purchase of property, plant and equipment	6	(214,459)	(49,230)
Net cash used in investing activities		(214,459)	(49,230)

Financing activities
Gross proceeds from issuance of shares and warrants	9	110,290,694	25,000,000
Commissions and share issuance costs	9	(9,521,658)	(2,159,764)
Gross proceeds from exercise of warrants	9	5,140,295	746,800
Gross proceeds from exercise of share-based payments	9	120,698	120,118
Net cash provided by financing activities		106,030,029	23,707,154

Effect of exchange rate changes on cash and cash equivalents		9,007,058	254,435
Increase in cash and cash equivalents		92,073,471	17,207,915
Cash and cash equivalents, beginning of period		17,448,497	2,289,046
Cash and cash equivalents, end of period		109,521,968	19,496,961

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

1.	NATURE OF OPERATIONS

Cynapsus Therapeutics Inc. (“Cynapsus” or the “Company”) is a specialty pharmaceutical company currently focused on developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with Parkinson’s disease. The Company’s shares are listed on the Toronto Stock Exchange (“Exchange”) (CTH: TSX) and traded in the United States on the NASDAQ Global Market (NASDAQ: CYNA). Cynapsus was incorporated under the federal laws of Canada. The head office, principal address, registered address and records office of the Company are located at 828 Richmond Street West, Toronto, Ontario, Canada, M6J 1C9.

2.	BASIS OF PREPARATION

The unaudited condensed interim consolidated financial statements consolidate the financial statements of Cynapsus and its wholly-owned subsidiary, Adagio Pharmaceuticals Ltd. (“Adagio”). All significant intercompany transactions and balances have been eliminated.

These unaudited condensed interim consolidated financial statements have been prepared in compliance with International Accounting Standard (“IAS”) 34 Interim Financial Reporting. The notes presented in these unaudited condensed interim consolidated financial statements include only significant events and transactions occurring since the Company’s last fiscal year end and are not fully inclusive of all matters required to be disclosed in its annual audited consolidated financial statements. The accounting policies adopted in the preparation of the unaudited condensed interim consolidated financial statements are consistent with those followed in the preparation of the Company’s annual consolidated financial statements for the year ended December 31, 2014. Any subsequent changes to International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) or their interpretation that are given effect in the Company’s annual consolidated financial statements for the year ending December 31, 2015 could result in a restatement of these unaudited condensed interim consolidated financial statements.

On November 10, 2015, the Board of Directors approved and authorized these unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2015.

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period.

In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
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

The preparation of these unaudited condensed interim consolidated financial statements in accordance with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the unaudited condensed interim consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. The unaudited condensed interim consolidated financial statements include estimates, which, by their nature, are uncertain. The impact of such estimates are pervasive throughout the unaudited condensed interim consolidated financial statements, and may require accounting adjustments based on future occurrences.

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
September 30, 2015
(in Canadian dollars)

5.	RISK MANAGEMENT

Financial risk management

In the normal course of business, the Company is exposed to a number of financial risks that can affect its operating performance. These risks are credit risk, liquidity risk and market risk. The Company’s overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance. There were no changes in the Company’s approach to risk management during the three and nine months ended September 30, 2015.

(i)	Credit risk

The Company’s cash balance is on deposit with a Canadian chartered bank. The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to these financial instruments is remote.

(ii)	Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2015, the Company had cash of $109,521,968 and prepaid expenses and other current assets of $1,412,366 (December 31, 2014 - $17,448,497 and $269,779, respectively) to settle current liabilities of $4,297,152 (December 31, 2014 - $3,080,631). Most of the Company’s accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(i)	Interest rate risk

The Company had a cash balance of $109,521,968 as at September 30, 2015 (December 31, 2014 - $17,448,497). The Company’s current policy is to invest excess cash in a business savings account. The Company considers interest rate risk to be minimal.

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

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

5.	RISK MANAGEMENT (continued)

(ii)	Foreign currency risk (continued)

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	September 30, 2015	December 31, 2014
	$	$
Cash	108,673,746	12,370,423
Accounts payable	(1,758,497)	(1,539,496)
Net exposure	106,915,249	10,830,927

US$/Cdn$ exchange rate	1.335	1.160

Based on the Company’s foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at September 30, 2015 would have decreased the net loss by approximately $10,700,000 (December 31, 2014 - $1,100,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

(iii)	Price risk

The Company is exposed to price risk with respect to the Active Pharmaceutical Ingredient (“API”) used in research and development activities. The Company monitors API prices in the United States, Europe and Asia to determine the appropriate course of action to be taken by the Company. Management believes that the price risk concentration with respect to API is minimal.

(iv)	Fair value

IFRS requires that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the consolidated statement of financial position dates based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Cash is classified as loans and receivables, measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statements of financial position approximate fair value because of the short term nature of these instruments.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

5.	RISK MANAGEMENT (continued)

Capital risk management

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to support its research and development activities. The Company’s capital structure consists of share capital, warrants and share-based payments. The Board of Directors does not establish quantitative return on capital criteria for management but rather relies on the expertise of the Company’s management to sustain future development of the business.

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

There were no changes in the Company’s approach to capital management during the three and nine months ended September 30, 2015. The Company and its subsidiary are not subject to externally imposed capital requirements.

6.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment as at December 31, 2014 and September 30, 2015:

	Computer	Furniture and	Leasehold
	Equipment	Fixtures	Improvements	Total
	$	$	$	$
Cost
Balance as at December 31, 2014	199,773	54,093	32,880	286,746
Additions	164,241	12,043	38,174	214,459
Balance as at September 30, 2015	364,014	66,136	71,054	501,205

Accumulated Depreciation
Balance as at December 31, 2014	10,934	10,982	7,000	28,916
Depreciation	54,570	7,576	17,606	79,752
Balance as at September 30, 2015	65,504	18,558	24,606	108,668

Net book value
Net book value as at December 31, 2014	188,839	43,111	25,880	257,830
Net book value as at September 30, 2015	298,511	47,578	46,448	392,537

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

7.	INTANGIBLE ASSETS

The following is a summary of intangible assets as at December 31, 2014 and September 30, 2015:

	APL-130277	License
	Patents	Agreement	Total
	$	$	$
Cost
Balance as at December 31, 2014 and September 30, 2015	718,150	200,000	918,150

Accumulated Amortization
Balance as at December 31, 2014	143,628	200,000	343,628
Amortization	35,908	-	35,908
Balance as at September 30, 2015	179,536	200,000	379,536

Net book value
Net book value as at December 31, 2014	574,522	-	574,522
Net book value as at September 30, 2015	538,614	-	538,614

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

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities as at December 31, 2014 and September 30, 2015:

	September 30, 2015	December 31, 2014
	$	$
Trade payables	3,490,358	2,240,026
Due to related parties (Note 14)	180,852	128,713
Bonus accruals to related parties (Note 14)	314,000	508,710
Other accrued liabilities	311,942	203,182
	4,297,152	3,080,631

9.	SHARE CAPITAL

i)	Authorized common shares

   Unlimited number of common shares with no par value

ii)	Issued and outstanding common shares

On May 15, 2015, the Company completed a share consolidation of the Company’s issued and outstanding common shares on the basis of one (1) new common share for every sixteen (16) common shares issued and outstanding. All common shares, options, warrants and per share amounts have been restated to give retrospective effect to the share consolidation.

Number of Common Shares
#
Balance as at December 31, 2014	5,020,885
Shares issued for cash – public offering	5,175,000
Shares issued for cash – private placement	1,377,467
Shares issued as acquisition milestone share-based payment	69,960
Shares issued for cash from exercise of warrants	491,228
Shares issued for cash from exercise of share-based payments	10,082
Balance as at September 30, 2015	12,144,622

On March 11, 2015, pursuant to an amended agreement, the Company issued 69,960 common shares to former Adagio shareholders as an acquisition milestone share-based payment (see Note 13, Acquisition Milestone Share-based Payment).

On March 31, 2015, the Company announced the completion of a private placement of 1,377,467 common shares of the Company for gross proceeds of $20,981,579 (US$16,750,000). The issue price of $15.23 per share represents a 20% discount to the five-day volume-weighted average price per common share on the TSX as of the close of business on March 27, 2015. The common shares issued were subject to a hold period, which expired four months plus one day from the date of issue. The Company incurred share issuance and broker commissions costs of $1,430,203 in connection with this transaction.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

ii)	Issued and outstanding common shares (continued)

As part of the March 31, 2015 private placement, the Dexcel Pharma Group, a strategic pharmaceutical investor and significant shareholder of Cynapsus and which also has two directors on the Board of Directors of the Company, subscribed for 271,381 common shares having an aggregate subscription price of $4,133,684 (see Note 14, Related Party Transactions).

On June 23, 2015, the Company completed an underwritten public offering in the United States of 5,175,000 common shares at a price to the public of US$14.00 per share, for gross proceeds of $89,309,115 (US$72,450,000), including the exercise in full of the underwriters’ option to purchase additional common shares. The Company incurred share issuance and broker commissions costs of $8,091,455 in connection with this transaction. The Company’s common shares are now dual listed on the NASDAQ Global Market and the TSX. As part of the June 23, 2015 public offering in the United States, the Dexcel Pharma Group subscribed for 733,500 common shares having an aggregate subscription price of $12,658,596 (US$10,269,000) (see Note 14, Related Party Transactions).

iii)	Warrants

The number of warrants outstanding as at December 31, 2014 and September 30, 2015 and changes during the nine months ended September 30, 2015 are as follows:

	Number of Warrants	Equity – Warrants	Weighted Average Exercise Price/Share
	#	$	$
Balance as at December 31, 2014	3,752,182	13,452,183	11.74
Exercised	(491,228)	(1,534,662)	10.35
Balance as at September 30, 2015	3,260,954	11,917,521	11.94

A summary of warrants exercised during the nine months ended September 30, 2015 is as follows:

Number of Warrants	Cash Proceeds	Exercise Price
#	$	$
325,924	2,998,513	9.20
164,939	2,138,127	12.96
365	3,655	10.00
491,228	5,140,295

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iii)	Warrants (continued)

Warrants issued and outstanding as at September 30, 2015 are as follows:

Number of Warrants	Exercise Price	Exercise Trigger*	Expiry Date	Description
#	$/ Share	$/ Share
11,875	16.00	24.00	July 18, 2017	2012 Private placement
20,366	10.00	-	October 24, 2017	2012 Private placement
7,887	10.00	-	November 23, 2017	2012 Private placement
693,829	9.20	22.08	March 1, 2018	2013 Prospectus offering, first closing
181,575	9.20	22.08	March 1, 2018	2013 Prospectus offering, second closing
2,345,422	12.96	31.20	April 15, 2019	2014 Prospectus offering
3,260,954

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

There were no warrants issued during the three or nine months ended September 30, 2015. The weighted average grant date fair value of the warrants issued during the year ended December 31, 2014 was $3.81. The weighted average contractual life remaining for the warrants as at September 30, 2015 is 3.22 years (December 31, 2014 - 3.71 years).

iv)	Share-based payments

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

The aggregate number of common shares reserved for issuance under the stock option plan is a maximum of 10% of the issued and outstanding common shares of the Company. As at September 30, 2015, there were a total of 973,017 options outstanding, representing 8.0% of the issued and outstanding common shares of the Company (December 31, 2014 – 340,665 options, and 6.8%, respectively). No one person shall be granted options representing more than 5% of the issued and outstanding common shares of the Company in a 12-month period. Option grants to persons providing consulting and investor services may not exceed 2% of the issued and outstanding common shares of the Company in any 12-month period. The options are non-assignable and non-transferable and may be granted for a term not exceeding 10 years. The exercise price of the options is fixed by the Board of Directors of the Company and shall not be lower than the market price (as defined by the TSX) of the shares at the time of grant, subject to all applicable regulatory requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

The number of stock options outstanding as at December 31, 2014 and September 30, 2015, and changes during the nine months ended September 30, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price/Share
	#	$
Options outstanding as at December 31, 2014	340,653	12.22
Granted	662,393	21.54
Exercised	(10,082)	11.97
Forfeited	(16,510)	20.55
Expired	(3,437)	16.00
Options outstanding as at September 30, 2015	973,017	18.41

On April 2, 2015, the Company granted stock options to acquire 248,743 common shares. The stock options were granted to officers, directors and employees of the Company at an exercise price equal to $21.76 per share and expire 5 years from the date of grant. 39,686 options vested immediately. For 209,057 of the options, one-quarter vested immediately, one-quarter will vest in one year, one-quarter will vest in two years, and one-quarter will vest in three years.

On September 18, 2015, the Company granted stock options to acquire 413,650 common shares. The stock options were granted to officers, directors and employees of the Company at an exercise price equal to $21.40 per share and expire 10 years from the date of grant. 89,500 options will vest in one year. For 324,150 of the options, one-fifth vested immediately, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

Weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2015 are as follows:

Exercise price	$21.54
Grant date share price	$21.54
Risk-free interest rate	0.96%
Expected dividend yield	-
Expected volatility	100.1%
Expected option term	4.85 years
Weighted average fair value of options granted during the year	$15.52

For the three months ended September 30, 2015, share-based compensation expense attributable to the operating, general and administrative function was $850,501 (September 30, 2014 – $173,433) and to the research and development function was $640,869 (September 30, 2014 – $38,935). For the nine months ended September 30, 2015, share-based compensation expense attributable to the operating, general and administrative function was $1,987,440 (September 30, 2014 – $532,082) and to the research and development function was $1,379,004 (September 30, 2014 – $98,382).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

9.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

Stock options outstanding and exercisable as at September 30, 2015 are as follows:

Number of Options Outstanding	Number of Options Vested and Exercisable	Effective Exercise Price/ Share	Expiry Date
#	#	$
312	312	16.00	November 10, 2015
3,124	3,124	16.00	March 4, 2016
2,500	2,500	16.00	August 19, 2016
17,185	17,185	16.00	March 23, 2017
1,625	1,625	16.00	May 30, 2017
937	937	16.00	August 29, 2017
23,332	23,332	7.36	March 1, 2018
55,998	55,998	5.76	May 1, 2018
1,562	1,562	4.96	May 28, 2018
137,749	137,749	10.40	May 20, 2019
72,393	27,759	19.84	December 5, 2019
242,650	91,955	21.76	April 2, 2020
413,650	64,830	21.40	September 18, 2025
973,017	428,868

The total number of common shares that were issuable pursuant to stock options that were exercisable as at September 30, 2015 is 428,868 (December 31, 2014 – 222,317). The weighted average exercise price of these options as at September 30, 2015 is $14.65 (December 31, 2014 – $12.22).

The weighted average contractual life remaining for the exercisable and outstanding shares issuable on exercise of stock options as at September 30, 2015 is 4.47 years and 6.44 years, respectively (December 31, 2014 – 3.59 years and 3.98 years).

10.	RESEARCH AND DEVELOPMENT

Components of research and development expenses for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Salaries, benefits and bonuses	361,638	65,211	1,206,654	179,288
Other research and development	6,463,456	1,181,843	16,370,110	2,680,624
	6,825,094	1,247,054	17,576,764	2,859,912

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

11.	OPERATING, GENERAL AND ADMINISTRATIVE

Components of operating, general and administrative expenses for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Salaries, benefits, bonuses and board fees	503,315	425,735	1,725,992	1,030,494
Other operating, general and administrative	1,312,231	580,108	3,907,527	1,827,823
	1,815,546	1,005,843	5,633,519	2,858,317

12.	RESEARCH GRANT

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

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

13.	ACQUISITION MILESTONE SHARE-BASED PAYMENT

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio (the “Transaction”). The Transaction was structured as a share exchange with Adagio shareholders receiving newly issued common shares of the Company in exchange for all of the issued and outstanding shares of Adagio. The Transaction also provided for contingent payments upon the completion of operational milestones. On January 28, 2015, the Company and the former Adagio shareholders, who are substantially represented by key management and therefore are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties resulting in an amended condition as described in milestone payment (a) below. Adagio shareholders were entitled to the following additional payments pursuant to the Transaction:

a)	a payment of $1,500,000 conditional upon the successful completion of the Company’s Phase 2 CTH-105 study in Parkinson’s patients, and written confirmation from the FDA, that one Phase 3 efficacy study, one Phase 3 safety study, a bridging study and an ease-of-use study will be sufficient to allow the Company to pursue approval for a new drug application pursuant to Section 505(b)(2) of the United States Federal Food, Drug and Cosmetic Act, as amended, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day volume weighted average trading price (“VWAP”) immediately prior to the first public announcement of the receipt of written minutes from the FDA confirming the above; and

b)	a payment of $2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30 day VWAP immediately prior to the first public announcement of the results of such study. This study had not been started as at September 30, 2015.

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
September 30, 2015
(in Canadian dollars)

14.	RELATED PARTY TRANSACTIONS

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and senior executives. Compensation paid or payable to key management was composed of the following during the three and nine months ended September 30, 2015 and September 30, 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Short-term salaries, benefits and bonuses to executives	351,029	213,129	1,111,118	630,877
Directors’ fees	95,750	53,000	515,630	197,428
Share-based payments	5,824,258	-	8,643,428	791,300
	6,271,037	266,129	10,270,176	1,619,605

Share-based payments presented above represent the grant date fair value of options issued to key management during the period.

As at September 30, 2015, included in accounts payable and accrued liabilities was $180,852 (December 31, 2014 - $128,713) due to officers and directors of the Company (See Note 8, Accounts Payable and Accrued Liabilities). These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at September 30, 2015, $314,000 was accrued as bonuses to related parties (December 31, 2014 - $508,710).

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

As part of the June 23, 2015 public offering in the United States, the Dexcel Pharma Group subscribed for 733,500 common shares having an aggregate subscription price of Cdn$12,658,596 (US$10,269,000) (See Note 9, Share Capital).

During the three and nine month periods ended September 30, 2015, the Company paid fees of $14,356 to one of its directors on account of consulting services rendered.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
September 30, 2015
(in Canadian dollars)

15.	COMMITMENTS AND CONTINGENT LIABILITIES

As at September 30, 2015, the Company had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1-2 years	Total
	$	$	$
Purchase Obligations	18,735,000	5,037,000	23,772,000
Operating Leases	118,000	-	118,000
Total Contractual Obligations	18,853,000	5,037,000	23,890,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, the Company agrees to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in these financial statements. The Company does not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at September 30, 2015, the maximum amount of any contingent liability, based on a remaining term of eight months, was $526,861, which was included in the amount of unrecognized purchase obligations.

The Company is a party to certain management contracts for its executive officers and employees. Minimum management contract termination commitments remaining under the agreements, for termination without cause, are approximately $2,035,413 and would be payable within one year.

See also Note 12, Research Grant and Note 13, Acquisition Milestone Share-Based Payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, relates to the financial position and results of operations of Cynapsus for the three and nine months ended September 30, 2015 and should be read in conjunction with our unaudited condensed interim consolidated financial statements and related notes for the three and nine months ended September 30, 2015 as well as our audited annual consolidated financial statements and related notes for the year ended December 31, 2014 included in the prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015. Our unaudited condensed interim consolidated financial statements for the period ended September 30, 2015 and related notes have been prepared in compliance with International Accounting Standard 34, Interim Financial Reporting. The policies applied in the unaudited condensed interim consolidated financial statements are based on International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board.

The discussion and analysis within this MD&A are as of November 10, 2015, unless otherwise noted.

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

Since our inception in 2004, we have devoted substantially all of our resources to business planning, capital raising and identifying and developing our product candidates, preparing to conduct clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations primarily through the public and private placements of common shares and warrants, the exercise of warrants, and the issuance of secured debentures. From inception, we have received net proceeds of approximately Cdn$149.0 million from such transactions. As of September 30, 2015, we had cash in the amount of Cdn$109.5 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We also expect expenses will increase substantially in connection with our ongoing activities, as we:

•	continue the development of our APL-130277 product candidate, including conducting planned and future clinical trials;

•	continue to engage third-party providers to supply and manufacture our clinical study materials and to develop large-scale manufacturing capabilities;

•	seek regulatory approvals for our product candidate in the United States, Europe and other jurisdictions;

•	add personnel, including personnel to support our product development and future commercialization of APL-130277 in the United States;

•	add operational, financial and management information systems;

•	maintain, leverage and expand our intellectual property portfolio; and

•	operate as a public company in the United States and Canada.

We are a clinical stage company and have not generated any revenue. We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2015, we had a deficit accumulated of Cdn$51.5 million and expect to continue to incur significant losses for the foreseeable future. Management expects our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund operations, which may be obtained through one or more public or private equity or debt financings, or other sources such as potential licensing or partnership arrangements.

Recent Developments

On February 4, 2015, we held our End-of-Phase 2 meeting with the FDA. We will follow Section 505(b)(2) of the FDCA for the development of APL-130277 in the U.S. The drug substance (apomorphine) in APL-130277 is identical to the active pharmaceutical ingredient in the FDA approved subcutaneous injection, Apokyn®, and APL-130277 is designed for similar usage but potentially for a broader range of PD patients. The Section 505(b)(2) regulatory pathway will require us to provide statistically significant clinical evidence that PD patients experience improvement in their motor function as a result of delivery of apomorphine via the sublingual thin film route compared to placebo.

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

On April 22, 2015, we presented data at the American Academy of Neurology annual meeting that demonstrated that a minimum efficacious plasma threshold of apomorphine was required to convert a patient from the OFF state to the ON state. APL-130277 reached this threshold in as early as 10 minutes and levels were maintained over this threshold through 90 minutes after dosing. This translated to clinically meaningful improvement in motor function as assessed by the Movement Disorders Society UPDRS Part III (a newer version of the UPDRS Part III scale), or MDS-UPDRS Part III, score.

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

On June 29, 2015, we announced enrollment of the first patient in the CTH-300 clinical trial, a pivotal Phase 3 study to examine the efficacy, safety and tolerability of APL-130277 for the acute treatment of OFF episodes in patients with PD. The CTH-300 trial is a double-blind, placebo-controlled, parallel-design study with an estimated enrollment of 126 PD patients in 35 centers who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day. The study objective is to evaluate the efficacy and safety of APL-130277 versus placebo in patients with PD. The 126 patients will each be observed for 12 weeks, with dosing at home and in clinic. The primary endpoint will be measured at week 12 in clinic and will be the mean change in the MDS-UPDRS Part III score at 30 minutes after dosing. The key secondary endpoint will be the percentage of patients who convert from the OFF to the ON state at or before 30 minutes of dosing with APL-130277 in clinic at the week 12 visit.

On September 2, 2015, we announced enrollment of the first patient in the CTH-301 clinical trial, a pivotal Phase 3 study to examine the safety and tolerability of APL-130277 for the acute treatment of OFF episodes in patients with PD. The CTH-301 trial is a 6-month, open-label, single arm safety study in PD patients who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day. The primary endpoint for the study is the safety and tolerability of APL-130277 in patients with PD. The secondary endpoints examine efficacy variables including the change in the MDS-UPDRS Part III scores over the 6-months of treatment. Sites will recruit patients over several months, with each patient being evaluated for six months. An estimated 226 patients will be enrolled, including up to 126 who had been enrolled in the CTH-300 efficacy study and rolled over to this study, plus an additional 100 new patients.

Results of Operations – Comparison of the three months ended September 30, 2015 and the three months ended September 30, 2014

Loss and Loss Per Share

For the three months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Loss	2,886,965	1,691,808	1,195,157	70.6
Basic and diluted loss per share	0.24	0.34	(0.10)	(29.4)

Net loss for the three months ended September 30, 2015 exceeded the loss for the three months ended September 30, 2014 due mainly to higher research and development program costs related to the APL-130277 Phase 3 clinical program, higher personnel costs with the number of staff increasing from eight to 19 people, higher professional and consulting fees, investor relations and shareholder relations costs, and higher share-based compensation expenses. Higher expenditures in the three months ended September 30, 2015 were partially offset by large unrealized foreign exchange gains upon currency translation.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the three months ended September 30, 2015 was 12,126,742 (September 30, 2014 – 4,935,357). The weighted average number of common shares outstanding increased primarily as a result of 1,377,467 common shares issued in a private placement on March 31, 2015, and 5,175,000 common shares issued in our initial public offering in the United States on June 23, 2015.

Research and Development (R&D)

For the three months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits and bonuses	361,639	65,211	296,428	454.6
Other R&D	6,463,455	1,181,843	5,281,612	446.9
Total R&D	6,825,094	1,247,054	5,578,040	447.3

Research and development expenses for the three months ended September 30, 2015 were substantially higher than for the three months ended September 30, 2014 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in salaries and benefits associated with additional staff, consulting, clinical research, packaging development, patent protection, analytics, and scale-up chemistry, manufacturing and controls, or CMC, work for APL-130277. Higher expenditures in the three months ended September 30, 2015 were partially offset by large unrealized foreign exchange gains upon currency translation.

Operating, General and Administrative (OG&A)

For the three months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits, bonuses and board fees	503,314	425,735	77,579	18.2
Other OG&A	1,312,232	580,108	732,124	126.2
Total OG&A	1,815,546	1,005,843	809,703	80.5

OG&A costs for the three months ended September 30, 2015 were higher than for the comparable period in 2014 due mainly to increases in salaries and benefits associated with the addition of new staff and higher employee base salaries, investor and public relations activities, professional and consulting fees, and travel costs.

Other Expenses (Recoveries)

For the three months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Share-based payments	1,491,370	212,368	1,279,002	602.3
Amortization of intangible assets	11,970	14,747	(2,777)	(18.8)
Depreciation of property, plant and equipment	38,051	2,923	35,128	1,201.8
Unrealized foreign exchange (gain) loss	(7,262,033)	(644,660)	(6,617,373)	1,026.5
Research grant	-	(112,000)	112,000	(100.0)
Recovery on scientific research	(30,924)	(21,717)	(9,207)	42.4
Interest income net of interest expense and related charges	(2,109)	(12,750)	10,641	(83.5)

Share-based payments increased to Cdn$1,491,370 for the three months ended September 30, 2015 from Cdn$212,368 for the three months ended September 30, 2014, primarily due to the expense related to 413,650 stock options granted on September 18, 2015, as well as compensation expense recognized over the vesting period for stock options previously granted. There were no grants of stock options during the three months ended September 30, 2014.

Foreign exchange gains for three months ended September 30, 2015 were Cdn$7,262,033 compared to Cdn$644,660 in the three months ended September 30, 2014 due to unrealized gains on significantly higher U.S. dollar cash balances on hand at September 30, 2015, combined with a significant strengthening of the U.S. dollar, compared to September 30, 2014. As at September 30, 2015, we had cash of US$81,434,055 denominated in U.S. dollars, compared to US$12,317,433 as at September 30, 2014.

Results of Operations – Comparison of the nine months ended September 30, 2015 and the nine months ended September 30, 2014

Loss and Loss Per Share

For the nine months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Loss	18,939,906	5,718,138	13,221,768	231.2
Basic and diluted loss per share	2.30	1.44	0.86	60.0

Net loss for the nine months ended September 30, 2015 exceeded the loss for the nine months ended September 30, 2014 due mainly to higher research and development program costs related to the APL-130277 clinical program, higher personnel costs with the number of staff increasing from eight to 19 people, higher professional and consulting fees, investor relations and shareholder relations costs, and higher share-based compensation expenses.

Basic loss per share is calculated using the weighted average number of shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the nine months ended September 30, 2015 was 8,250,706 (2014 – 3,984,413). The weighted average number of common shares outstanding increased primarily as a result of 1,377,467 common shares issued in a private placement on March 31, 2015, and 5,175,000 common shares issued in our initial public offering in the United States on June 23, 2015.

Research and Development (R&D)

For the nine months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits and bonuses	1,206,655	179,288	1,027,367	573.0
Other R&D	16,370,109	2,680,624	13,689,485	510.7
Total R&D	17,576,764	2,859,912	14,716,852	514.6

Research and development expenses for the nine months ended September 30, 2015 were substantially higher than for the nine months ended September 30, 2014 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in salaries and benefits associated with additional staff, consulting, clinical research, packaging development, patent protection, analytics, and scale-up CMC work for APL-130277.

Operating, General and Administrative (OG&A)

For the nine months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Salaries, benefits, bonuses and board fees	1,725,991	1,030,494	695,497	67.5
Other OG&A	3,907,528	1,827,823	2,079,7045	113.8
Total OG&A	5,633,519	2,858,317	2,775,202	97.1

OG&A costs for the nine months ended September 30, 2015 were higher than for the comparable period in 2014 due mainly to increases in salaries and benefits associated with the addition of new staff and higher employee base salaries, investor and public relations activities, professional and consulting fees, board fees related to the public offering in the United States, and travel costs.

Other Expenses (Recoveries)

For the nine months ended September 30,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Share-based payments	3,366,443	630,464	2,735,979	434.0
Amortization of intangible assets	35,908	44,240	(8,332)	(18.8)
Depreciation of property, plant and equipment	79,752	5,358	74,394	1,388.5
Acquisition milestone share-based payment	1,500,000	-	1,500,000	100.0
Unrealized foreign exchange (gain) loss	(9,007,058)	(254,435)	(8,752,623)	(3,440.0)
Recovery on scientific research	(100,924)	(41,717)	(59,207)	141.9
Research grant	(127,710)	(351,969)	224,259	(63.7)
Interest income net of interest expense and related charges	(16,788)	(32,032)	15,244	(47.6)

Share-based payments increased to Cdn$3,366,443 for the nine months ended September 30, 2015 from Cdn$630,464 for the nine months ended September 30, 2014, primarily due to the expense related to 413,650 stock options granted on September 18, 2015 and 248,743 stock options granted on April 2, 2015, as well as compensation expense recognized over the vesting period for stock options previously granted. Share-based payments expense for the nine months ended September 30, 2014 related primarily to 140,998 stock options granted on May 20, 2014.

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

Foreign exchange gains for the nine months ended September 30, 2015 were Cdn$9,007,058 compared to Cdn$254,435 in the nine months ended September 30, 2014 due to unrealized gains on significantly higher U.S. dollar cash balances on hand at September 30, 2015, combined with a significant strengthening of the U.S. dollar, compared to September 30, 2014. As at September 30, 2015, we had cash of US$81,434,055 denominated in U.S. dollars, compared to US$12,317,433 as at September 30, 2014.

Research grants for the nine months ended September 30, 2015 represent the final installment of the second The Michael J. Fox Foundation for Parkinson’s Research, or MJFF, grant received, while research grants recognized in the nine months ended September 30, 2014 relate to amounts previously deferred from the first MJFF grant, as well as from the first installment of the second MJFF grant. MJFF grants were awarded to support clinical research activities and have been recognized in accordance with IFRS.

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

Financial Information

(Numbers rounded to the nearest thousands)

	Q3 2015 (Cdn$)	Q2 2015 (Cdn$)	Q1 2015 (Cdn$)	Q4 2014 (Cdn$)
Total assets	111,724,000	112,957,000	38,434,000	18,551,000
R&D	6,825,000	7,881,000	2,871,000	3,333,000
OG&A	1,816,000	2,040,000	1,778,000	2,148,000
Other operating expenses	(5,752,000)	1,044,000	582,000	(22,000)
Research grant	-	-	(128,000)	(343,000)
Interest income net of interest expense and related charges	(2,000)	(6,000)	(9,000)	(16,000)
Loss and comprehensive loss	2,887,000	10,959,000	5,094,000	5,100,000
Loss per share (basic and diluted)	0.24	1.50	0.97	1.03

	Q3 2014 (Cdn$)	Q2 2014 (Cdn$)	Q1 2014 (Cdn$)	Q4 2013 (Cdn$)
Total assets	20,397,000	21,540,000	2,398,000	3,149,000
R&D	1,247,000	1,164,000	449,000	946,000
OG&A	1,006,000	894,000	958,000	1,033,000
Other operating expenses	(436,000)	775,000	45,000	85,000
Research grant	(112,000)	-	(240,000)	(213,000)
Interest income net of interest expense and related charges	(13,000)	(17,000)	(2,000)	(1,000)
Loss and comprehensive loss	1,692,000	2,816,000	1,210,000	1,851,000
Loss per share (basic and diluted)	0.34	0.62	0.49	0.76

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

Liquidity and Capital Resources

Since inception, our cash requirements have been financed primarily through issuances of common shares, warrants and secured debentures. We anticipate future funding requirements to be met primarily through additional securities issuances, debentures, research and development tax credits, other potential sources of government funding, grants from foundations that support PD research, or a combination of the above.

The development of pharmaceutical products is a process that requires significant investment. We expect to incur significant research and development expenses, including expenses related to completing Phase 3 clinical trials, NDA submissions with the FDA, commercialization studies, and preparation for a U.S. product launch. We also expect that our general and administrative expenses will increase in the future as we add infrastructure, including personnel costs, investor relations activities and professional fees.

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

Our cash balance was Cdn$109,521,968 at September 30, 2015 compared to Cdn$17,448,497 at December 31, 2014. Accounts payable and accrued liabilities as at September 30, 2015 was Cdn$4,297,152 compared to Cdn$3,080,631 at December 31, 2014.

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

There are a significant number of warrants and options outstanding, some of which are in-the-money and may provide future sources of capital. As at September 30, 2015, we had 875,404 warrants outstanding with an exercise price of Cdn$9.20, which, if exercised as of September 30, 2015, would have resulted in gross proceeds to us of approximately Cdn$8,053,717. Also, as at September 30, 2015, we had 2,345,422 warrants outstanding with an exercise price of Cdn$12.96, which, if exercised as of September 30, 2015, would have resulted in gross proceeds to us of approximately Cdn$30,396,669.

Operating Activities

For the three months ended September 30, 2015, our operating activities used cash of Cdn$9,490,602 compared to Cdn$2,106,430 in the three months ended September 30, 2014. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the three months ended September 30, 2015 reflects the net loss of Cdn$4,286,817 for the three months ended September 30, 2015, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities) and unrealized gains on foreign exchange.

For the nine months ended September 30, 2015, our operating activities used cash of Cdn$22,749,157 compared to Cdn$6,704,444 in the nine months ended September 30, 2014. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the nine months ended September 30, 2015 reflects the net loss of Cdn$20,339,758 for the nine months ended September 30, 2015, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities), acquisition milestone share-based payment and unrealized gains on foreign exchange.

Investing Activities

For the three months ended September 30, 2015, we purchased Cdn$42,623 of computer equipment and leasehold improvements, compared to Cdn$31,324 in the three months ended September 30, 2014.

For the nine months ended September 30, 2015, we purchased Cdn$214,459 of computer equipment and leasehold improvements, compared to Cdn$49,230 in the nine months ended September 30, 2014.

Financing Activities

For the three months ended September 30, 2015, our net financing activities generated cash of Cdn$339,118, compared to Cdn$9,804 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, our net financing activities generated cash of Cdn$106,030,029 compared to Cdn$23,707,154 for the nine months ended September 30, 2014.

During the three months ended September 30, 2015 we generated Cdn$346,854 in proceeds from the exercise of warrants, and Cdn$34,992 in proceeds from the exercise of stock options, while in the three months ended September 30, 2014, we generated Cdn$9,804 in proceeds from the exercise of warrants.

During the nine months ended September 30, 2015, we raised net proceeds of Cdn$19,551,377 through a private placement of common shares, and completed an underwritten public offering in the United States of 5,175,000 common shares for net proceeds of Cdn$81,217,659 (approximately US$66.4 million). During the nine months ended September 30, 2014, we generated Cdn$22,840,236 from the completion of a short form prospectus offering in Canada with a concurrent U.S. private placement. During the nine months ended September 30, 2015, we generated Cdn$5,140,295 in proceeds from the exercise of warrants, compared to Cdn$746,800 during the nine months ended September 30, 2014. In addition, we generated Cdn$120,698 in proceeds from the exercise of stock options, compared to Cdn$120,118 during the nine months ended September 30, 2014.

Effect of Exchange Rate Changes

For the three months ended September 30, 2015, the effect of exchange rate changes on cash was Cdn$7,262,033 as result of the Canadian dollar weakening relative to the U.S. dollar.

For the nine months ended September 30, 2015, the effect of exchange rate changes on cash was Cdn$9,007,058 as result of the Canadian dollar weakening relative to the U.S. dollar.

As at September 30, 2015, we had cash of Cdn$108,673,746 and accounts payable of Cdn$1,758,497 denominated in U.S. dollars (December 31, 2014 – Cdn$12,370,423 and Cdn$1,539,496, respectively).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of Cynapsus, including directors and senior executives. Compensation paid or payable to key management was composed of the following during the three and nine months ended September 30, 2015 and September 30, 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Cdn$)	(Cdn$)	(Cdn$)	(Cdn$)
Short-term salaries, benefits and bonuses to executives	351,029	213,129	1,111,118	630,877
Directors’ fees	95,750	53,000	515,630	197,428
Share-based payments	5,824,258	-	8,643,428	791,300
	6,271,037	266,129	10,270,176	1,619,605

Share-based payments presented above represent the grant date fair value of options issued to key management during the period.

As at September 30, 2015, included in accounts payable and accrued liabilities was Cdn$180,852 (December 31, 2014 - Cdn$128,713) due to our officers and directors. These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at September 30, 2015, Cdn$314,000 was accrued as bonuses to related parties (December 31, 2014 - Cdn$508,710).

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

During the three and nine month periods ended September 30, 2015, we paid fees of Cdn$14,356 to one of our directors on account of consulting services rendered.

Contractual Obligations and Commitments

As at September 30, 2015, we had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1-2 years	Total
	(Cdn$)	(Cdn$)	(Cdn$)
Purchase Obligations	18,735,000	5,037,000	23,772,000
Operating Leases	118,000	-	118,000
Total Contractual Obligations	18,853,000	5,037,000	23,890,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, we agreed to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in our financial statements. We do not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at September 30, 2015, the maximum amount of any contingent liability, based on a remaining term of eight months, was Cdn$526,861, which was included in the amount of unrecognized purchase obligations.

We are a party to certain management contracts for our executive officers. Minimum management contract termination commitments remaining under the agreements, for termination without cause, are approximately Cdn$2,035,413 and are all payable within one year.

On December 22, 2011, we completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio, which we refer to as the Transaction. The Transaction was structured as a share exchange with Adagio shareholders receiving newly issued common shares of Cynapsus in exchange for all of the issued and outstanding shares of Adagio. On January 28, 2015, we and the former Adagio shareholders, who are substantially represented by key management and therefore are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties. Adagio shareholders are entitled to a payment of Cdn$2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30 day volume weighted average trading price, or VWAP, immediately prior to the first public announcement of the results of such study. This study had not been started as of September 30, 2015. The VWAP of the common shares may not be less than the “discounted market price” as defined in the policies of the TSX.

Our President and Chief Executive Officer was also a director, officer and majority shareholder of Adagio. To satisfy our board of director’s fiduciary duties and to appropriately manage the Transaction, our board of directors appointed a special committee comprised of independent directors.. The special committee also retained independent legal counsel as well as an independent registered financial advisor registered with the Financial Industry Regulatory Authority, Inc., or FINRA, to provide a fairness opinion. We also obtained minority shareholder approval in connection with the Adagio Share Purchase Agreement.

As a condition of the second MJFF grant agreement, we are required to support further PD research by making up to US$1,000,000 in contributions to MJFF conditional on future sales of APL-130277, beginning the year that we post net sales of APL-130277 in excess of US$5,000,000.

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

Share Capital

Since the three months ended September 30, 2015, the following changes have occurred to common shares, stock options and warrants:

	As at November 10, 2015
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at September 30, 2015	12,144,622	973,017	3,260,954	16,378,593
Warrants exercised	59,303	-	(59,303)	-
As at November 10, 2015	12,203,925	973,017	3,201,651	16,378,593

Exercised Warrants

Summary of warrants exercised since the nine months ended September 30, 2015 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	$	$
35,875	330,050	9.20	March 1, 2018
1,415	14,155	10.00	October 24, 2017
22,013	285,288	12.96	April 15, 2019
59,303	629,493

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FINANCIAL RISK MANAGEMENT

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance. These risks are credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on our financial performance. There were no changes in our approach to risk management during the three and nine months ended September 30, 2015.

Credit risk

Our cash balance is on deposit with a Canadian chartered bank. We have no significant concentration of credit risk arising from operations. Our management believes that the credit risk concentration with respect to these financial instruments is remote.

Liquidity risk

Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. As at September 30, 2015, we had cash of Cdn$109,521,968 and prepaid expenses and other current assets of Cdn$1,412,366 (December 31, 2014 - Cdn$17,448,497 and Cdn$269,779, respectively) to settle current liabilities of Cdn$4,297,152 (December 31, 2014 - Cdn$3,080,631). Most of our accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(a)	Interest rate risk

We had a cash balance of Cdn$109,521,968 as at September 30, 2015 (December 31, 2014 - Cdn$17,448,497). Our current policy is to invest excess cash in a business savings account. We consider interest rate risk to be minimal.

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

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	September 30, 2015	December 31, 2014
	(Cdn$)	(Cdn$)
Cash	108,673,746	12,370,423
Accounts payable	(1,758,497)	(1,539,496)
Net exposure	106,915,249	10,830,927

US$/Cdn$ exchange rate	1.335	1.160

Based on our foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at September 30, 2015 would have decreased the net loss by approximately Cdn$10,700,000 (December 31, 2014 - Cdn$1,100,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

(c)	Price risk

We are exposed to price risk with respect to the Active Pharmaceutical Ingredient, or API, used in research and development activities. We monitor API prices in the United States, Europe and Asia to determine the appropriate course of action to be taken by us. Our management believes that the price risk concentration with respect to API is minimal.

(d)	Fair value

IFRS requires that we disclose information about the fair value of our financial assets and liabilities. Fair value estimates are made at the consolidated statement of financial position dates based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Cash is classified as loans and receivables, which is measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statements of financial position approximate fair value because of the short term nature of these instruments.

Capital risk management

We manage our capital structure and make adjustments to it, based on the funds available to us, in order to support our research and development activities. Our capital structure consists of share capital, warrants and share-based payments. Our board of directors does not establish quantitative return on capital criteria for management but rather relies on the expertise of our management to sustain future development of the business.

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

There were no changes in our approach to capital management during the three and nine months ended September 30, 2015. We and our subsidiary are not subject to externally imposed capital requirements.

ITEM 4.	CONTROLS AND PROCEDURES.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Operating Officer and Chief Financial Officer (“CFO”), who is our principal financial officer, as of December 31, 2014. Based on the evaluation, our CEO and CFO concluded that such disclosure controls and procedures—as defined in Canada under National Instrument 52-109— Certification of Disclosure in Issuers’ Annual and Interim Filings, are effective as at December 31, 2014.

We also conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, as of September 30, 2015. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we may be from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of our common shares, or any associate of any of the foregoing, is either a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

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

We have incurred net losses during each fiscal period since our inception. Our net loss was Cdn$10.8 million for the year ended December 31, 2014. As of December 31, 2014, we had a deficit accumulated during the development stage of Cdn$32.5 million. Our net loss was Cdn$2.9 million for the quarter ended September 30, 2015, and as of September 30, 2015, we had a deficit of Cdn$51.5 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our cash was Cdn$109.5 million as of September 30, 2015. Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for the filing of an NDA in 2016 under the abbreviated Section 505(b)(2) regulatory pathway in the United States, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. We believe that we will continue to expend substantial resources for the foreseeable future developing APL-130277. These expenditures will include costs associated with research and development, conducting Phase 3 clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate. Our costs will increase if we suffer any delays in our Phase 3 clinical trials for APL-130277, including, without limitation, delays in enrollment of patients. We expect to continue incurring additional costs associated with operating as a public company in the United States, hiring additional personnel and expanding our facilities.

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

We receive the API for use in our clinical trials of our product candidate on a purchase order basis. We may be unable to enter into long-term agreements or agreements that would provide sufficient quantities of any materials for our product candidate. Though we expect that third-party contract manufacturing organizations will be able to provide sufficient quantities of our sublingual thin film formulation of apomorphine for our Phase 3 clinical trials and for commercializing our product candidate if and when it is approved, we do not have agreements in place that guarantee the supply or the price of the materials for our product candidate, so there can be no assurance that we actually receive sufficient quantities. In particular, orders of our API, which is derived from the opium poppy, must be made with significant lead time due to limited supply of opium poppy produced for this purpose. In addition, production of our API is generally lower in priority to other opium poppy derivatives, such as morphine. In the event of supply limitations, due to adverse events (including poor germination conditions or catastrophic events) or otherwise, the supply of our API may be significantly reduced. Any such decrease in the availability or significant delay in the acquisition of our API or other material could considerably delay the manufacturing of our product candidate. If we are unable to arrange for alternative third-party sources, or to do so on commercially reasonable terms or in a timely manner, we may be delayed in completing our remaining clinical trials of, obtaining regulatory approval for and commercializing our product candidate. In addition, because we do not have any control over the process or timing of the supply of the API, there is greater risk that we will not have sufficient quantities of the API at an acceptable cost or quantity, which could delay, prevent or impair our development or commercialization efforts.

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

If we fail to establish and maintain strategic partnerships related to our product candidate, we will bear all of the risk and costs related to the development and commercialization of our product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise. This could negatively affect the development of our product candidate.

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

We are highly dependent on members of our senior management, including Anthony Giovinazzo, our President and Chief Executive Officer, Albert Agro, our Chief Medical Officer, Thierry Bilbault, our Chief Scientific Officer and Executive Vice President, CMC, and Andrew Williams, our Chief Operating Officer and Chief Financial Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

Set forth below are the sales of our securities sold by us during the quarter ended September 30, 2015, which were not registered under the United States Securities Act of 1933, as amended, or the Securities Act.

From July 7, 2015 to September 30, 2015, we issued an aggregate of 28,071 common shares pursuant to the exercise of warrants, for aggregate cash consideration of Cdn$346,853. From August 24, 2015 to August 28, 2015, we issued an aggregate of 2,187 common shares pursuant to the exercise of stock options, for aggregate cash consideration of Cdn $34,992. Such common shares were issued by us in the United States and to “U.S. persons” (as both such terms are defined in Regulation S under the Securities Act, or Regulation S, in reliance upon Rule 506(b) of Regulation D under the Securities Act, or Regulation D, solely to “accredited investors,” as such term is defined in Rule 501(a) of Regulation D. Such common shares were issued outside the United States to non-U.S. persons in reliance upon Regulation S.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015. As of September 30, 2015, we held all of the funds received in cash.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1*^	Share Purchase Agreement dated December 22, 2011 among Cynapsus, Adagio and the former shareholders of Adagio

2.2*	Share Purchase Agreement Amending Agreement dated January 28, 2015 among Cynapsus and the former shareholders of Adagio

3.1	Articles of Amalgamation of Cynapsus, as amended (incorporated by reference to Exhibit 3.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

3.2	By-law No. 2 of Cynapsus (incorporated by reference to Exhibit 3.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.1	Specimen Common Share Certificate of Cynapsus (incorporated by reference to Exhibit 4.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.2	Form of Warrant Certificate dated July 18, 2012 (incorporated by reference to Exhibit 4.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.3	Form of Warrant Certificate dated October 24, 2012 (incorporated by reference to Exhibit 4.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.4	Form of Warrant Certificate dated November 23, 2012 (incorporated by reference to Exhibit 4.4 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.5 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013) (incorporated by reference to Exhibit 4.6 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.7 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014) (incorporated by reference to Exhibit 4.8 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

Exhibit Number	Description

10.1	Lease, dated May 1, 2008, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.2	Lease Extension Agreement, dated May 1, 2014, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.3	Short Occupancy Agreement dated August 31, 2015 between Cynapsus and Images Life Media Inc. (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015 (File No. 001-37426))

10.4#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.5+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.6+	Employment Agreement, dated October 1, 2015, between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.7+	Employment Agreement, dated October 1, 2015, between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.8+	Employment Agreement, dated October 1, 2015, between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.9+	Employment Agreement, dated October 1, 2015, between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.4 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.10+	Form of Director and Officer Indemnification Agreement dated effective as of September 2, 2015 (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015)

10.11*	Non-disclosure, Non-solicitation and Non-competition Agreement dated November 16, 2009 between Anthony Giovinazzo and Cynapsus

10.12*	Non-disclosure, Non-solicitation and Non-competition Agreement dated January 1, 2006 between Andrew Williams and Cynapsus

10.13*	Non-disclosure, Non-solicitation and Non-competition Agreement dated October 6, 2014 between Thierry Bilbault and Cynapsus

10.14*	Non-disclosure, Non-solicitation and Non-competition Agreement dated April 1, 2013 between Albert Agro and Cynapsus

Exhibit Number	Description

10.15*	Consulting and Advisory Agreement effective July 1, 2015 between Cynapsus and Hutchinson and Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
^	Certain schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the schedules to the SEC upon request.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.

Date: November 12, 2015	By:	/s/ Andrew Williams
Andrew Williams
Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*^	Share Purchase Agreement dated December 22, 2011 among Cynapsus, Adagio and the former shareholders of Adagio

2.2*	Share Purchase Agreement Amending Agreement dated January 28, 2015 among Cynapsus and the former shareholders of Adagio

3.1	Articles of Amalgamation of Cynapsus, as amended (incorporated by reference to Exhibit 3.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

3.2	By-law No. 2 of Cynapsus (incorporated by reference to Exhibit 3.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.1	Specimen Common Share Certificate of Cynapsus (incorporated by reference to Exhibit 4.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.2	Form of Warrant Certificate dated July 18, 2012 (incorporated by reference to Exhibit 4.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.3	Form of Warrant Certificate dated October 24, 2012 (incorporated by reference to Exhibit 4.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.4	Form of Warrant Certificate dated November 23, 2012 (incorporated by reference to Exhibit 4.4 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.5 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013) (incorporated by reference to Exhibit 4.6 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.7 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014) (incorporated by reference to Exhibit 4.8 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

Exhibit Number	Description

10.1	Lease, dated May 1, 2008, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.2	Lease Extension Agreement, dated May 1, 2014, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.3	Short Occupancy Agreement dated August 31, 2015 between Cynapsus and Images Life Media Inc. (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015 (File No. 001-37426))

10.4#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.5+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.6+	Employment Agreement, dated October 1, 2015, between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.7+	Employment Agreement, dated October 1, 2015, between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.8+	Employment Agreement, dated October 1, 2015, between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.9+	Employment Agreement, dated October 1, 2015, between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.4 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.10+	Form of Director and Officer Indemnification Agreement dated effective as of September 2, 2015 (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015)

10.11*	Non-disclosure, Non-solicitation and Non-competition Agreement dated November 16, 2009 between Anthony Giovinazzo and Cynapsus

10.12*	Non-disclosure, Non-solicitation and Non-competition Agreement dated January 1, 2006 between Andrew Williams and Cynapsus

10.13*	Non-disclosure, Non-solicitation and Non-competition Agreement dated October 6, 2014 between Thierry Bilbault and Cynapsus

10.14*	Non-disclosure, Non-solicitation and Non-competition Agreement dated April 1, 2013 between Albert Agro and Cynapsus

Exhibit Number	Description

10.15*	Consulting and Advisory Agreement effective July 1, 2015 between Cynapsus and Hutchinson and Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
^	Certain schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the schedules to the SEC upon request.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.
+	Indicates management contract or compensatory plan.

-80-