Form 10-K
period 2015-12-31
Cynapsus Therapeutics Inc.
filed 2016-03-09
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-37426

CYNAPSUS THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-1226819 (I.R.S. Employer Identification No.)

828 Richmond Street West, Toronto, Ontario, Canada (Address of principal executive offices)	M6J 1C9 (Zip Code)

416-703-2449

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant computed by reference to the price at which the common shares were last sold on the NASDAQ Global Market, as of June 30, 2015, was approximately US$165,350,146.

As of March 8, 2016, there were 12,300,566 common shares, no par value per share, of Cynapsus Therapeutics Inc. outstanding.

CYNAPSUS THERAPEUTICS INC.

FORM 10-K

- i -

GENERAL MATTERS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Cynapsus,” “we,” “us” and “our” refer to Cynapsus Therapeutics Inc. and our wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc., a Delaware corporation. Adagio Pharmaceuticals Ltd., or Adagio, our previously wholly-owned subsidiary incorporated under the Canada Business Corporations Act, amalgamated with Cynapsus effective as of January 1, 2016.

Cynapsus, a corporation organized under the federal laws of Canada, qualifies as a “foreign private issuer,” as such term is defined in Rule 12b-2 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, in the U.S. for purposes of the Exchange Act. Although, as a foreign private issuer, we are not required to do so, we currently file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K with the United States Securities and Exchange Commission, or the SEC, instead of filing the reporting forms available to foreign private issuers.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

On May 15, 2015, we effected a 16-to-one share consolidation and commenced trading on a post-consolidated basis on May 21, 2015. The consolidation was approved by our shareholders on May 7, 2015 at our annual and special meeting of shareholders. Except where otherwise noted, all information in this Annual Report on Form 10-K gives effect to such share consolidation.

Unless otherwise indicated, financial information in this Annual Report on Form 10-K has been prepared in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board, or IASB. Unless otherwise noted herein, all references to “$,” “Cdn$,” “Canadian dollars,” or “dollars” are to the currency of Canada and “US$,” “United States dollars,” or “U.S. dollars” are to the currency of the United States.

- ii -

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of applicable securities laws. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below:

•	our beliefs regarding the advantages of APL-130277 and assumptions that others will share such beliefs;

•	our expectations regarding the commercialization of APL-130277;

•	our belief that the opportunity for APL-130277 outside the United States for Parkinson’s disease, or PD, patients is substantial;

•	our beliefs regarding the main competitors for APL-130277;

•	our belief that there is an unmet medical need and market opportunity for APL-130277;

•	our expectations regarding regulatory approval in the United States, Europe and other jurisdictions;

•	our expectation that APL-130277 will be able to follow the regulatory pathway set forth in Section 505(b)(2) of the United States Federal Food, Drug, and Cosmetic Act, or FDCA, and the timing of our new drug application, or NDA, submission;

•	our plan to timely commence and/or complete remaining trials and studies as required by the U.S. Food and Drug Administration, or FDA, and other regulators, including our Phase 3 clinical trials and studies;

•	our belief that the current manufacturing capabilities of our partners are sufficient to support the remaining clinical trial needs and commercial launch of our product candidate;

•	our beliefs regarding frequency, types and severity of OFF episodes;

•	our assumption that two-thirds of PD patients that suffer OFF episodes suffer at least one OFF episode per day;

•	our expectations that our U.S. and foreign patents will not expire early or prematurely;

•	our ability to successfully protect our intellectual property;

•	our expectations regarding future capital needs and funding requirements and our assumption relating to current and future costs;

•	our ability to otherwise successfully develop APL-130277 and any other product candidates we may develop in the future;

•	our beliefs regarding the sufficiency of our existing cash for funding certain activities;

- iii -

•	our intention to develop and commercialize APL-130277 in international markets;

•	our expectation for building a focused sales and marketing infrastructure to market APL-130277 and any other product candidates in the United States;

•	the potential benefits and effects of using wearable device technology in our clinical trials and our intention of securely using data in our Phase 3 data analytics sub-study;

•	our expectations regarding any prescribing label for APL-130277;

•	our expectations regarding pricing of APL-130277 in the United States and the European Union;

•	our expectations regarding coverage, and restrictions imposed, by third-party payors for APL-130277 in the United States and the European Union; and

•	our expectations regarding legislation and regulations potentially affecting APL-130277.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, those factors identified under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our filings and reports in the United States with the SEC available on the SEC’s web site at www.sec.gov, and in Canada with the various Canadian securities regulators, which are available online at www.sedar.com. Furthermore, unless otherwise stated, the forward-looking statements contained in this Annual Report on Form 10-K are made as of the date hereof, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes or otherwise, except as required by law.

- iv -

EXCHANGE RATE INFORMATION

The following table sets forth, for each period indicated, the highest exchange rates, lowest exchange rates, average exchange rates (based on the average of the exchange rates on the last day of each month in such periods), and the exchange rates at the end of each period, for Canadian dollars expressed in terms of one U.S. dollar, based upon the noon rate of exchange as published by the Bank of Canada. The exchange rates set forth below demonstrate trends in exchange rates, but the actual exchange rates used throughout this Annual Report on Form 10-K may vary.

(in Canadian dollars)	Year Ended December 31,
	2015	2014	2013
Highest rate during the period	1.399	1.165	1.070
Lowest rate during the period	1.173	1.062	0.984
Average rate during the period	1.279	1.105	1.030
Rate at end of the period	1.384	1.161	1.064

As of March 8, 2016, the noon rate of exchange published by the Bank of Canada was US$1.00 = Cdn$1.3389.

- v -

PART I

ITEM 1. BUSINESS.

We are a specialty central nervous system, or CNS, pharmaceutical company developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with PD. PD is a chronic, progressive neurodegenerative disease characterized by motor symptoms including tremor at rest, rigidity and impaired movement as well as significant non-motor symptoms such as cognitive impairment and mood disorders. The re-emergence of PD symptoms is referred to as an OFF episode. We have successfully completed a Phase 2 clinical trial for our product candidate, APL-130277, a sublingual formulation of apomorphine hydrochloride, or apomorphine. Apomorphine is the only molecule approved for acute, intermittent treatment of OFF episodes for advanced PD patients, but is currently only approved as a subcutaneous injection in the United States. APL-130277 is a “turning ON” medication designed to rapidly, safely and reliably convert a PD patient from the OFF to the ON state while avoiding many of the issues associated with subcutaneous delivery of apomorphine. It is designed to convert all types of OFF episodes, including morning OFF episodes, often considered the most difficult to treat. We have initiated our Phase 3 clinical program for APL-130277, relying on the abbreviated Section 505(b)(2) regulatory pathway in the United States, and we intend to submit an NDA near the end of 2016 or in early 2017.

PD is the second most common neurodegenerative disease worldwide. Over one million people in the United States and between four and six million people worldwide suffer from PD. There is no known cure or disease-modifying treatment currently available for PD. Current medications and treatments only control the major symptoms of the disease, with most drugs becoming less effective over time as the disease progresses. PD results from the death of cells that produce dopamine, a neurotransmitter critical for movement. Current drugs and therapies either aim to supplement dopamine levels in the brain, mimic the effect of dopamine in the brain by stimulating dopamine receptors, referred to as dopamine agonists, or prevent the enzymatic breakdown of dopamine, prolonging its effect. The standard of care for the treatment of symptoms of PD remains oral levodopa, a drug approved nearly 50 years ago. While oral levodopa is efficacious, there are significant challenges for physicians in creating a dosing regimen of oral levodopa that consistently maintains levodopa levels within a patient’s therapeutic range. Over time, the response to levodopa becomes less reliable and less predictable. As a result, the majority of PD patients experience OFF episodes despite taking PD medications.

OFF episodes are thought to occur when brain dopamine levels fall below a critical threshold to sustain relatively normal motor function, or ON. It can be a period of time when a patient’s PD medication is not working adequately to alleviate the patient’s PD symptoms, when the medication has a delayed effect or does not work at all. When experiencing an OFF episode, a PD patient is unable to perform simple daily tasks such as eating, bathing and dressing, thus becoming increasingly dependent on caregivers. OFF episodes are considered one of the greatest unmet medical needs facing PD patients. We believe the current addressable market for our product candidate, APL-130277, in the United States alone is approximately 400,000 patients.

There are four main types of OFF episodes; however, all are the result of insufficient dopamine in the brain. Regardless of OFF type, it has been demonstrated that on average more than two-thirds of a patient’s OFF time is actually spent waiting to turn ON after having taken levodopa. Current treatment options, other than apomorphine, consist of increasing the frequency of levodopa dosing or adding adjunctive PD medication, but these approaches do not address most of the OFF time (waiting to turn ON) and only can alleviate some of the end of dose wearing OFF. Apomorphine is currently the only approved acute, intermittent treatment to turn patients ON and provide rapid relief from OFF episodes (Apokyn® in the United States and ApoGo®, ApokinON® or Apomin® outside the United States). Apomorphine is the most potent and fast-acting of all the dopamine agonists, which are used to stimulate dopamine receptors in place of naturally released dopamine, with similar efficacy to levodopa. No other dopamine agonist is potent enough to turn a levodopa-requiring patient from the OFF state to the ON state in which normal motor function is restored. Apomorphine is currently only available in the United States as a subcutaneous injection. Injectable apomorphine is painful to use, and administration is complex and inconvenient, requiring in excess of 15 steps. It is difficult for a PD patient to use injectable apomorphine while they are in the OFF state, and often requires administration by a caregiver. The injection may also cause scarring (nodules), irritation and injection site reactions. As a result, despite its highly efficacious profile, the adoption of injectable apomorphine has been limited.

APL-130277 is a “turning ON medication” designed to quickly and easily address all types of OFF episodes in PD patients, including morning OFF episodes, regardless of the stage of disease. APL-130277 is apomorphine administered orally as a sublingual thin film that the patient inserts under his or her tongue. It is designed to dissolve over the course of a few minutes, allowing apomorphine to rapidly enter the blood stream. We have studied APL-130277 in approximately 140 healthy volunteers and patients in six clinical studies. The results from our Phase 2 clinical trial in PD patients met both the primary and secondary endpoints demonstrating a clinically meaningful improvement in motor function as early as 10 minutes and converting patients to full ON in as quickly as 15 minutes, with a durable effect lasting through 90 minutes. The study also demonstrated that APL-130277 treatment was safe and well-tolerated and has a safety profile comparable to all other dopamine agonists and levodopa. The sublingual delivery avoids the injection-related adverse events, or AEs, and the difficulty of use associated with the approved reference product, Apokyn. Our Phase 3 program is also designed to allow for a more favorable prescribing label compared to Apokyn’s. The suitability of the sublingual thin film form to deliver an active pharmaceutical ingredient, or API, to overcome challenges associated with sub-optimum delivery systems (including painful subcutaneous injections) has been well established with a number of thin film pharmaceutical products already commercialized in the United States. APL-130277 is designed to be easily administered and useable anywhere, anytime, generally with little or no assistance required, and is designed to make apomorphine accessible to all PD patients suffering from OFF episodes.

We retain global commercialization rights to APL-130277. In the United States, we expect to build sales and marketing infrastructure to commercialize APL-130277 ourselves. We believe that a targeted sales effort of approximately 100 sales representatives will enable us to effectively market APL-130277 to high-prescribing general neurologists and approximately 1,200 movement disorder specialists in the United States. We believe a sales force of this size can reach these physicians to provide for a robust commercial adoption of APL-130277. In addition, we intend to invest in education of both doctors and patients to foster widespread adoption of APL-130277.

If APL-130277 is approved by the FDA, we anticipate broad coverage at a reasonable price by third-party payors. For the main third-party payor channels (i.e., commercial health insurers and Medicare), we expect a mix of specialty tier coverage, preferred and non-preferred coverage, depending on the price level of APL-130277. At this time, we do not anticipate any significant utilization restrictions being imposed by third-party payors in the U.S. beyond ensuring appropriate use of APL-130277 according to the prescribing label. As certain patients could potentially be exposed to higher co-payments, we are currently exploring possible strategies to reduce the patient out-of-pocket cost of APL-130277.

Outside the United States, we may choose to partner with companies that have the necessary expertise to develop and commercialize APL-130277.

We have a substantial patent portfolio, including issued and pending patent applications in the United States and certain other jurisdictions that cover APL-130277 and its use in the treatment of PD. We also rely on significant know-how for the creation of an optimal and functional sublingual apomorphine strip system that combines key mechanical, chemical reaction and pharmacokinetic, or PK, attributes.

Our Vision and Strategy

Our vision is to build a specialty CNS pharmaceutical company focused on identifying, developing and commercializing therapeutics for CNS diseases, with a current focus on PD.

Key elements of our strategy to achieve our vision include:

•	Obtain regulatory approval for APL-130277. We are pursuing the development and approval of APL-130277 under Section 505(b)(2) of the FDCA, which allows for an abbreviated approval path with the FDA by relying on the prior approval of Apokyn, which uses the same API (apomorphine) as APL-130277. Apokyn is the only medication approved by the FDA to rapidly treat OFF episodes. We will conduct two pivotal Phase 3 clinical trials (an efficacy trial of 12 weeks and an open label safety trial of six months), and a healthy volunteer bioavailability study comparing a dose of APL-130277 to a dose of apomorphine through a subcutaneous injection. We initiated our pivotal efficacy study in the second quarter of 2015 and our safety study in the third quarter of 2015. A healthy human volunteer study was completed in December 2015. We also plan to complete a thorough QT study, if required. If successful, we intend to file for regulatory approval in the United States near the end of 2016 or in early 2017.

•	Build the organizational infrastructure to commercialize APL-130277 in the United States. We intend to continue investing in the education of doctors, patients and payors to increase awareness and understanding of the recognition and treatment of OFF episodes, which we believe may foster significant adoption of APL-130277 upon launch. We plan to commercialize APL-130277 initially with approximately 100 specialty sales representatives who will promote APL-130277 to high-prescribing general neurologists and approximately 1,200 movement disorder specialists in the United States. We believe a sales force of this size can reach these physicians to provide for a robust commercial adoption of APL-130277. In addition, we are focused on patient advocacy and currently have an established business relationship with The Michael J. Fox Foundation for Parkinson’s Research, or MJFF.

•	Maximize the value of APL-130277 outside the United States, which could include enlisting partners to help us develop and commercialize our product candidate. With three to five million PD patients outside the United States, we believe the opportunity outside the United States for APL-130277 for all PD patients is substantial and we may choose to pursue this opportunity through partnerships and collaborations with third-parties. We are currently undertaking the necessary steps to secure European regulatory approval by completing the required clinical studies. Based on advice from European regulators and European experts, we are planning to run an active comparator study in approximately 100 PD patients who suffer the debilitating effects of OFF episodes. This study is expected to start in the second half of 2016. The data from this study will be submitted to European regulatory authorities, in addition to the information submitted in the U.S. NDA.

•	Optimize and expand manufacturing capabilities. We have outsourced clinical and commercial-scale manufacturing to ensure that we have flexible large-scale capabilities without a significant investment in infrastructure. APL-130277 is currently manufactured in the United States by ARx LLC, or ARx, a subsidiary of Adhesives Research in Glenrock, Pennsylvania. ARx is a leader in thin film formulation development and manufacturing and is a pioneer of this type of dosage form for delivery of APIs. ARx has the ability and resources to manufacture thin films at commercial scale. We are also qualifying a European-based supplier to manufacture commercial quantities of thin films as an additional manufacturing partner in both the United States and Europe. We believe that the current manufacturing capabilities of our partners are sufficient to support the commercial launch of our product candidate.

•	Leverage our expertise to identify additional opportunities for APL-130277 and other product opportunities. We are evaluating additional opportunities within the CNS field, including disease modification of PD; Alzheimer’s symptom and disease modification; and certain other indications.

Background

PD Overview

PD is a chronic, progressive neurodegenerative disease that results from the death of certain neurons in an area of the brain called the substantia nigra that controls movement. These neurons are responsible for producing dopamine, an essential brain signaling chemical, or neurotransmitter, that enables smooth, coordinated movements of both voluntary and involuntary muscles throughout the body. The lack of dopamine in patients with PD renders them unable to regulate motor control, producing characteristic symptoms including tremor at rest, rigidity (stiffness), slowness of movement (bradykinesia) and impaired balance and walking, as well as significant non-motor disturbances, including mood disorders, sleep impairment, fatigue, bowel and bladder dysfunction and dementia. By the time of PD diagnosis, approximately 60% to 80% of the dopamine producing cells have died. The onset of symptoms and speed of progression of disease differs for each patient afflicted with the disease. Initially, a patient may have little motor impairment; however, as the disease progresses, motor function and the severity of PD symptoms gradually worsens until a patient is no longer able to perform normal daily tasks such as eating, bathing and dressing.

The effects of PD have a devastating impact on the lives of patients and their families, impairing the ability of patients to work or care for themselves, leading to an increased reliance on caregivers and long-term care in their homes or in specialized facilities. More than one million people in the United States and an estimated four million to six million people globally suffer from PD with prevalence increasing with the aging of the population. The debilitating effects of PD result in a significant economic burden for patients, caregivers and the healthcare system in general.

Current PD Treatment Approaches and Inherent Limitations

There is no cure or disease-modifying treatment currently available for PD. Current treatment strategies are focused on the management and reduction of the major symptoms of the disease and related disabilities, with treatment becoming less effective over time as the disease progresses. The standard of care regimen for the symptomatic treatment of PD is levodopa, which was the first drug approved specifically for PD nearly 50 years ago. Levodopa is mostly administered orally in combination with a peripheral dopamine decarboxylase inhibitor, usually carbidopa, in order to increase the amount of levodopa that enters the brain, and to decrease the frequency of dopamine-related side effects (namely, nausea, dizziness and orthostatic hypotension). Levodopa improves motor function as long as it produces dopamine levels in the brain that remain within an individual’s therapeutic range. Carbidopa/levodopa is initially given three times a day, but its frequency of administration increases as the disease progresses. Carbidopa/levodopa must be started at the lowest dose and titrated slowly with changes on a weekly basis in order to lessen the occurrence of dopamine-related AEs.

Levodopa, however, has several limitations relating to its half-life, oral delivery and the motor dysfunction in PD patients:

•	Levodopa has a short half-life, which decreases as the disease progresses, resulting in the need for higher and more frequent dosing;

•	Levodopa must be actively absorbed, or transported, through the gastrointestinal tract into the bloodstream. The ability of levodopa to reach its specific absorption site is dependent on its ability to move reliably through the gastrointestinal tract. PD patients have slowed gastric motility and erratic emptying resulting in fluctuating and unpredictable levels of levodopa in the bloodstream; and

•	Gastrointestinal transport is also frequently slowed by meals, decreasing the amount of levodopa that can be absorbed when it is given orally near mealtime. Additionally, in the specific portion of the gastrointestinal tract where this transport occurs, levodopa competes with food (specifically amino acids in food) for active transport.

As a result of these challenges, patients are unable to predictably and reliably count on existing medications or therapies to keep themselves in their therapeutic range and to treat their PD symptoms. Despite efforts by physicians to continually optimize and individualize patients’ regimens, the unreliability of oral levodopa results in episodes of unexpected and often rapid return of PD symptoms. The re-emergence of PD symptoms is referred to as an OFF episode. OFF episodes are thought to occur when brain dopamine levels fall below a critical threshold to sustain relatively normal motor function, or ON. It can be a period of time when a patient’s PD medication is not working adequately to alleviate the patient’s PD symptoms, when the medication has a delayed effect, or does not work at all. On the other hand, excessive levels of dopamine in the brain can cause dyskinesias, or extra, involuntary movements. As the graphic below depicts, as the disease progresses, a PD patient’s therapeutic window narrows and levodopa becomes less effective resulting in increased severity and duration of OFF episodes and ON time with dyskinesia.

 Narrowing Therapeutic Window Over Time

OFF episodes can be unpredictable or predictable and in some cases episodes may be preceded by non-motor symptoms such as pain, tingling, sweating, and anxiety, which can alert patients that motor-impairing symptoms are returning. OFF episodes are generally categorized into the following four main types, as shown in the below diagram, which illustrates one patient’s response to levodopa over the course of a day.

Unreliable Clinical Response to Levodopa

Source: Based on data and research by Dr. Fabrizio Stocchi.

(1)	Morning OFF Episodes. Morning OFF episodes occur after patients take their last dose of dopaminergic drugs late in the evening prior to retiring for the night. After a full night of sleep, the patient has little or no dopaminergic drug left in the brain. As a result, the patient is OFF and has only a small reserve of dopaminergic stimulation. This results in a significant delay in the response to the first morning dose of levodopa or other PD medication, which is also referred to as morning akinesia. This delayed response is unpredictable, and a PD patient cannot rely on the onset of levodopa in the morning. Impaired gastric motility and erratic gastric emptying in PD patients generally delay levodopa absorption or cause it to not occur at all. Morning OFF episodes are considered the most debilitating OFF episodes and the most difficult to treat and to convert to ON.

(2)	Delayed ON, Partial ON or Dose Failure. Delayed ON occurs when a patient takes a dose of levodopa, but does not achieve ON in the usual time frame. To the patient, it appears that the dose has not worked. A partial ON occurs when a patient experiences some improvement in motor function but not enough to be able to perform their daily activities. A dose failure occurs if the patient does not experience any response to the dose of levodopa. A delayed ON, partial ON or dose failure may occur for a number of reasons. Oral delivery of levodopa requires the drug to be actively absorbed through the gastrointestinal tract into the blood stream. The gut contains dopaminergic neurons that can become depleted of dopamine. When this occurs, the gut fails to function normally, resulting in delayed, limited or no absorption of the dose. These OFF episodes are also difficult to convert to ON and do not respond to adjunctive PD medications.

(3)	End of Dose Wearing OFF Episodes. End of dose wearing OFF episodes are the most common type of OFF episodes. With PD progression, levodopa’s effect decreases in duration. Eventually, levodopa is not fully effective between doses, which causes a patient to go OFF ahead of the next levodopa dose. These OFF episodes occur in a relatively predictable fashion following each dose of levodopa.

(4)	Unpredictable OFF Episodes. These OFF episodes occur without warning when the patient is in the ON state and at unexpected times. The goal of levodopa therapy is to maintain a constant blood level of levodopa that is expected to result in a constant supply of levodopa to the brain and, therefore, a constant level of dopamine and dopaminergic stimulation. However, the brain does not use dopamine at a constant rate. Changes in activity level or changes in mood such as agitation or anxiety result in an increased use of dopamine. The brain then depletes the reserves of dopamine, and more time is required to rebuild that dopamine deficit. As a result, a patient in the ON state can unexpectedly and suddenly turn OFF when their normal PD medications are typically effective.

OFF episodes can have a tremendous negative impact on patients’ daily lives. The potential for unexpected loss of motor function or the unpredictable onset of benefit of one’s PD medications can result in patients’ avoidance of certain social settings and hinder performance of simple daily tasks such as eating, bathing and dressing. Further, a patient’s varying consumption of dopamine from variable “daily stresses” as well as the loss of dopaminergic cells, exacerbates the frequency, duration and severity of OFF episodes. As the disease progresses, patients are often forced to leave the workforce and become increasingly dependent on caregivers. In a survey by the German Parkinson’s Association, it was found that OFF episodes and specifically, early morning akinesia, or morning OFF episodes, were the two most significant symptoms suffered by PD patients and the only two symptoms reported as “very important” by more than half of the patients surveyed. Other studies have shown that all types of OFF episodes have a significant negative impact on health-related quality of life in PD patients.

Addressing OFF Episodes

The management of OFF episodes and the need to rapidly and reliably turn patients ON is a significant unmet medical need. The variability associated with oral administration of levodopa results in nearly all PD patients experiencing OFF episodes, despite being on individually optimized regimens that are intended to keep patients within their therapeutic range. Patients simply cannot rely on oral levodopa to produce the same motor improvement at the same time from dose to dose so levodopa is unable to function to rapidly reverse the course of an evolving OFF episode or to improve or eliminate the symptoms experienced during an OFF episode.

Many attempts have been made to create formulations of levodopa that can address the unreliability of oral administration and reduce the occurrence of OFF episodes. These approaches, which include using controlled release formulations, effervescent tablets and chemical modification of levodopa, have been unable to fully address the challenge of achieving predictable and rapid transport across the gastrointestinal tract. Delivery of levodopa through the skin, or transdermally, has so far been unsuccessful in part due to poor skin permeability of levodopa thus requiring large amounts of levodopa to produce therapeutic effect through this route. An additional approach that has been approved in the United States and European Union for advanced patients who suffer from severe motor fluctuations despite optimized oral treatment utilizes a continuous administration of levodopa through a tube surgically implanted into the intestine. While this can be effective, it is very intrusive, requires a surgical procedure and brings with it both short-term and long-term complications related to the tubing and pump required for administration. Most dopamine agonists, which stimulate the dopamine receptors in place of naturally released dopamine, are less efficacious than levodopa, and may be limited by side effects related to stimulation of the subset of dopamine receptors that are more likely to result in impulse control disorders (such as compulsive gambling and compulsive sexual behavior). Drugs that inhibit the enzymatic breakdown of dopamine, such as catechol-o-methyl-transferase, or COMT, inhibitors, and monoamine oxidase Type B, or MAO-B, inhibitors are also limited in their effect due to the reduced levels of dopamine in the brain of the patient. Despite best medical manipulation, patients still suffer six or more hours of OFF time a day, likely representing multiple daily OFF episodes. Even after invasive, interventional treatments, such as deep brain stimulation or Duodopa/Duopa, patients still have two to three hours of OFF time daily and still have a need for medications that can convert them quickly to ON to reduce their OFF episodes. The manipulation of levodopa, as well as the addition of other PD medications only has marginal improvement on wearing OFF, cannot turn a patient from the OFF state to the ON state and has no effect on morning OFF, delayed ON, dose failure or sudden OFF. Studies have shown that two-thirds of OFF time is due to waiting to turn ON. Therefore, as these approaches are limited in efficacy, highly invasive and do not address the majority of OFF (waiting to turn ON), the majority of PD patients experiencing OFF episodes are still in great need of an easy-to-use and safe solution to rapidly and reliably convert them from the OFF state to the ON state so they can manage their day-to-day motor fluctuations.

Currently, the only approved on-demand treatment to rapidly turn a patient ON and relieve OFF episodes is a self-administered, subcutaneous injection of apomorphine, which is sold in approximately 40 markets worldwide and marketed in the United States under the trade name Apokyn, and outside the United States as ApoGo, ApokinON or Apomin. Apomorphine is a dopamine agonist that works to mimic the effect of dopamine in the body by binding to dopamine receptors. Although it is called apomorphine, it is not a narcotic and has no analgesic or addictive properties. Since the 1960s, apomorphine has been shown to be effective in treating PD symptoms. An injectable form of apomorphine was developed in the 1990s to treat advanced PD patients suffering from motor fluctuations.

Apomorphine is the most potent of all the dopamine agonists. Phase 3 data for Apokyn demonstrated a 17 point UPDRS Part III (which is a widely-used scale to evaluate the efficacy of PD treatments) improvement compared to placebo at 20 minutes for PD patients presenting in a morning OFF state. It is the fastest acting of all PD medications and the only dopamine agonist that can be used to rapidly turn patients from OFF to ON. Unlike other dopamine agonists, apomorphine generally acts on dopamine receptors that are less likely to lead to impulse control disorders. Types and frequency of dopaminergic AEs, such as nausea and orthostatic hypotension, are similar to other dopamine agonists and levodopa. Apomorphine in the injection form is administered together with an anti-emetic (trimethobenzamide in the United States and domperidone outside the United States) to decrease the risk of developing nausea. A recent double-blind study conducted by U.S. WorldMeds, LLC demonstrated that trimethobenzamide is only needed for approximately the first eight weeks of treatment as patients develop passive adaptation to any potential nausea associated with apomorphine. Apomorphine has been approved since 2004 and has over 10 years of safety data demonstrating that dopaminergic-related AEs, such as nausea and orthostatic hypotension, are comparable to every other approved dopamine agonist as well as various levodopa formulations.

However, there are a number of significant limitations with apomorphine as it is currently delivered. Apomorphine is currently only available as a subcutaneous injection, which can be very painful. The injection may cause scarring (nodules), irritation and injection site reactions. Furthermore, the current subcutaneous injection is complex and is inconvenient to administer, requiring in excess of 15 steps, including requiring patients to manually select their predetermined dosage on the subcutaneous injector. This can be particularly troublesome for a PD patient who is experiencing an OFF episode and may have limited motor function. Numerous studies have demonstrated that patients would prefer an oral route of administration compared to an injection.

Since the early 1990s, several groups have unsuccessfully attempted to reformulate apomorphine to avoid the injection route, including attempts to develop drug products delivered via nasal, inhaled, sublingual tablet and transdermal routes. Apomorphine cannot be formulated for oral ingestion because swallowing results in almost complete inaction as a result of liver metabolism.

Our Solution

Our product candidate, APL-130277, is an easy-to-administer, sublingual thin film formulation of apomorphine. It is a “turning ON” medication designed to rapidly, safely and reliably convert a patient from the OFF to the ON state and treat all types of OFF episodes, including morning OFF episodes. Our unique packaging is specifically designed to allow most patients, even while OFF, to open the packaging and self-administer the thin film. When patients are OFF or begin to experience the onset of an OFF episode, they simply peel open the packaging, remove the thin film and place it under their tongue, as illustrated in the figure below. The thin film dissolves over the course of a few minutes, allowing the apomorphine to enter into the blood stream quickly.

The sublingual thin film delivery of apomorphine avoids the normal gastrointestinal route of delivery used by most PD medications. This route is impaired as a result of the underlying PD effect on gastric motility. In addition, the oral ingestion of apomorphine is further compromised as 95% to 98% is metabolized via extensive sulfination in the liver, rendering it completely ineffective at doses required for treating PD. We believe that the sublingual thin film oral mucosa delivery of apomorphine avoids both of these mitigating barriers.

Further, some data suggests that the oral mucosal route of delivery for drugs targeting the CNS is more optimal than other routes (such as parenteral), for potentially more rapid and efficient access to the brain. As a result, we believe that sublingual delivery of apomorphine may reach the brain more quickly and more efficiently than subcutaneous apomorphine.

We believe APL-130277 has the following advantages:

•	as a “turning ON medication” that has demonstrated a clinically meaningful improvement in motor function as early as 10 minutes and converted patients to full ON in 15 minutes;

•	it has a demonstrated durable effect with improvement in motor function seen 30 to 60 minutes after turning fully ON;

•	it is designed to address all types of OFF episodes, including morning OFF episodes, at all stages of the disease;

•	it delivers apomorphine, the only approved fast-acting dopamine agonist for the on-demand treatment of OFF episodes for PD patients;

•	as a thin film, it is designed to be easily administered and used anytime and anywhere with little or no assistance;

•	our unique packaging is specifically designed to allow patients, even while OFF, to open the packaging and self-administer the thin film;

•	our sublingual delivery method provides a plasma concentration profile of apomorphine that reduces the severity and frequency of dopaminergic AEs seen with injectable delivery of apomorphine, while maintaining efficacy and also avoiding local irritation; and

•	it was demonstrated to be safe and well-tolerated in our trials.

According to the National Parkinson’s Foundation, there are over one million people with PD in the United States and approximately 50,000 to 60,000 new PD patients are diagnosed annually. The number of PD patients is expected to increase substantially due to the aging of the baby boomer population.

Our target market consists of PD patients who suffer at least one OFF episode per day. A 2014 paper by A. Rizos, et al. found that approximately 60% of PD patients suffer morning OFF episodes. We believe that nearly all patients that suffer morning OFF episodes suffer other types of OFF episodes. However, not all patients that suffer OFF episodes suffer OFF episodes daily. Therefore, we further estimate that two-thirds of the approximately 600,000 patients that experience OFF episodes suffer at least one OFF episode every day, resulting in an addressable population of approximately 400,000 patients.

Based on academic research and third-party surveys conducted on our behalf, we believe that of these 400,000 patients in the United States, approximately 20% are mild (experiencing one OFF episode per day), approximately 55% are moderate (experiencing two OFF episodes per day), and approximately 25% are advanced (experiencing three or more OFF episodes per day).

A number of other academic papers and research cite data that suggests OFF episodes may be significantly more prevalent. A recent MJFF survey of 3,000 patients with PD found that 90% suffer OFF episodes, 65% suffer at least two hours OFF daily, and 22% experience over four daily hours of OFF time. In addition, based on academic research conducted by Dorsey (2007), incidence of PD is expected to double by 2030 in Western Europe’s and the world’s most populous nations.

APL-130277 Preclinical and Clinical Data Overview

We have completed one pre-clinical hamster cheek pouch irritability study, four PK studies in healthy volunteers, and a Phase 2 study in PD patients. In our Phase 2 study, APL-130277 provided rapid, clinically meaningful improvement in motor function for PD patients in the OFF state, which was sustained through 90 minutes (the last point measured). There were robust and clinically meaningful changes in MDS-UPDRS Part III scores. The most common AEs were mild or moderate and commonly associated with dopaminergic medications. We met with the FDA in an end of Phase 2 meeting in February 2015, and have received guidance on completing the APL-130277 NDA registration package to be filed under the Section 505(b)(2) pathway. Based on the FDA’s feedback, we have commenced an efficacy study and a safety study, and have completed a bioavailability study. We also plan to complete a thorough QT study, if required. We plan to submit an NDA to the FDA near the end of 2016 or in early 2017, with expected approval in 2017 or early 2018.

CTH-103

CTH-103 was a single-center, Phase 1 study that evaluated the PK profile, safety and tolerability of two doses of APL-130277 compared to subcutaneous apomorphine in healthy volunteers. One cohort consisting of 13 volunteers received a single dose of APL-130277 10 mg, followed by a dose of subcutaneous apomorphine 2 mg the subsequent day. The other cohort consisting of 14 volunteers received a single dose of APL-130277 15 mg followed by a dose of subcutaneous apomorphine 3 mg on the subsequent day.

The PK results demonstrated that APL-130277 had a comparable PK profile to that of subcutaneous apomorphine. However, APL-130277 demonstrated a more rounded peak, lower maximal concentration and less steep rise to maximal concentration compared to subcutaneous apomorphine, leading to less dopaminergic AEs. This was evident as a higher incidence of nausea and vomiting was reported when subjects were given the subcutaneous apomorphine versus APL-130277. Additionally, there was a higher incidence of related AEs and more severe AEs with subcutaneous apomorphine compared to APL-130277. The only severe AE, seizure, was seen with subcutaneous apomorphine 3 mg. APL-130277 was demonstrated to be safe and well-tolerated and no subjects discontinued treatment with APL-130277 due to an AE. The following graph illustrates mean plasma concentration with subcutaneous versus sublingual apomorphine.

Mean Plasma Concentration With Subcutaneous Versus Sublingual Apomorphine

CTH-104

CTH-104 was a single-center, Phase 1 study that evaluated the PK profile, safety and tolerability of a single dose of APL-130277 25 mg in healthy volunteers. Eleven subjects were dosed with APL-130277 25 mg and two with placebo.

PK results demonstrated dose proportionality to lower doses and the PK curve remained rounded. The AEs reported were mild to moderate in severity with no serious AEs. Compared to healthy volunteers, PD patients have impaired dopaminergic function, which will result in a much lower rate of AEs at this dose compared to healthy volunteers. The following graph illustrates mean apomorphine plasma concentration with APL-130277 25 mg.

CTH-105

In November 2014, we completed the CTH-105 Phase 2 open-label multicenter study in which APL-130277 was assessed in 19 patients with PD who experienced OFF episodes, with a total duration of at least two hours of OFF episodes daily. All 19 patients in the study were historically responsive to levodopa and had to have predictable OFF episodes in the morning upon awakening. Patients were not allowed to take their first dose of levodopa and other PD medications in the morning and presented to the clinic in a morning OFF state, which is one of the most difficult to convert and maintain in an ON state. Patients confirmed to be in the OFF state were then given escalating doses of APL-130277, starting at 10 mg and increasing up to 30 mg in 5 mg increments, until a full ON was achieved, as documented by study staff, the patient and a clinician assessment. Patients could be dosed up to two times a day over three days. The MDS-UPDRS Part III score was measured pre-dose and at 15, 30, 45, 60 and 90 minutes after APL-130277 administration. The MDS-UPDRS Part III is a widely-used scale that combines a clinician’s evaluation on a 5-point scale of several motor functions, including movement, speech, tremor, posture and gait. MDS-UPDRS Part III is commonly used as the primary endpoint in clinical trials evaluating the efficacy of PD treatments. Those patients who converted from OFF to full ON subsequently received the same dose of APL-130277 to confirm the effect. All patients were pre-medicated for three days with the anti-emetic trimethobenzamide which was continued for the duration of this study. The mean age was 61.5 years, the average Hoehn and Yahr score (a commonly used system for describing how PD symptoms progress) was 2.2 (with a range of 1 to 3), the mean number of daily OFF episodes was 3.9 (with a range of 1 to 7) and the mean number of classes of PD medications was 3 (with a range of 1 to 5). In addition, the study involved 14 men and 5 women, the mean daily levodopa dose was 837 mg (with a range of 100 to 1,500) and the mean number of levodopa doses per day was 5.3 (with a range of 1 to 12).

Efficacy analyses consisted of three populations: (1) intent to treat, or ITT, population, which included all 19 subjects dosed; (2) per protocol population, which included the 15 patients with no dosing protocol deviations; and (3) responder population, which included those patients achieving a full ON response following dosing with APL-130277. The primary efficacy endpoint was the percentage of patients that turned ON following APL-130277 administration in the intent to treat population. In this population, 15 of 19 patients dosed achieved a clinically meaningful, full ON following APL-130277 administration. Two of the patients who did not turn ON following APL-130277 administration were dosed incorrectly (they were mistakenly told to swallow the strip immediately instead of allowing it to dissolve sublingually which results in first pass metabolism in minimal or no apomorphine being absorbed into the bloodstream), while the other two were dosed up to the maximum dose of 30 mg, suggesting a higher apomorphine dose may have been needed for such patients. All 15 of the patients that turned ON did so within 30 minutes of dosing, six of whom turned ON within 15 minutes. The mean time to full ON as reported by study staff was 24 minutes. Thirteen of the 15 patients that turned ON remained ON for at least 30 minutes, nine of whom remained ON for at least 60 minutes, with a mean ON of over 50 minutes. All five doses of APL-130277 used in the study (10, 15, 20, 25 and 30 mg) converted patients from the OFF state to a full ON state. Over half of the patients needed the lowest two doses (10 and 15 mg), while 80% used 20 mg or less. The mean dose required to convert patients to ON was 18.4 mg.

The secondary efficacy endpoint was the mean change in MDS-UPDRS Part III from pre-dose to 15, 30, 45, 60 and 90 minutes after dosing. The mean baseline MDS-UPDRS Part III in an OFF state was 41.4. All analysis populations demonstrated a large, clinically meaningful change in MDS-UPDRS Part III at all time points studied with a maximum mean change at any time-point of 18.9 points for the intent to treat population and 20.5 points for the responder population.

The graph below shows the mean change from baseline in MDS-UPDRS Part III and demonstrates a large robust statistically significant, clinically-meaningful change in MDS-UPDRS Part III at all time points studied.

Mean Change in MDS-UPDRS Part III From Pre-dose Over Study Period

Additionally, the percentage change in MDS-UPDRS Part III was approximately 30% or greater at all time points measured, with a maximum percentage change at any time point of -45.6% for the intent to treat population and -51.4% for the responder population. Mean percentage change of approximately 30% is generally considered a clinically meaningful level at which point patients turn ON. The onset of a clinically meaningful improvement in motor function was seen in as early as 10 minutes and lasted through 90 minutes, the last time point measured in this study.

The graph below shows the percentage change from baseline in MDS-UPDRS Part III for three analysis sets.

Percentage change in MDS-UPDRS Part III score

In the CTH-105 study, a total of 77 doses of APL-130277 were administered to the 19 patients who completed dosing. Treatment with APL-130277 was safe and well-tolerated by all of the patients in the study. Nausea was reported by four patients at doses ranging from 10 to 20 mg. One of these patients also experienced a mild episode of vomiting. There were no reports of nausea at higher doses by any of the patients in the study. There were no reports of local irritation, and only one patient experienced symptomatic orthostatic hypotension in the study. There were no related serious AEs, and no subjects discontinued due to an AE. The table below outlines the most common AEs in incidence (experienced by more than one patient) in the CTH-105 study, including AEs related specifically to the drug.

CTH-200

CTH-200 was a single-dose, crossover comparative bioavailability and PK study in healthy volunteers. This study was designed to allow us to use the safety and efficacy data for Apokyn in our NDA submission to the FDA, as well as a submission to European regulatory authorities. This short study compared a single dose of APL-130277 to a single dose of the subcutaneous apomorphine product, ApoGo. ApoGo is the European approved bioequivalent of the FDA approved product Apokyn. Results of this study are expected to be submitted to the FDA as part of an NDA submission, as well as to European regulatory authorities as part of a European submission. This short study was completed during the fourth quarter of 2015.

Preclinical Data

We conducted a cheek pouch irritation study in hamsters. Sixteen hamsters in each group were either treated three times a day for 28 days with placebo or APL-130277 2.08 mg (equivalent to the dose of a 30 mg strip in a human). The right and left cheek pouches were scored for irritation prior to the first dose and on study days 1, 2, 3, 4, 8, 14, 21 and prior to necropsy on day 29 according to the Draize scoring system (an acute toxicity test devised by the FDA). Assessment of the hamster cheek pouch revealed no signs of irritation over the 28 days of dosing either with APL-130277 treatment or placebo. On necropsy, there were no macroscopic or microscopic findings in either group.

APL-130277 Clinical and Regulatory Plan

On February 4, 2015, we held our end of Phase 2 meeting with the FDA. We will follow Section 505(b)(2) of the FDCA for the development of APL-130277 in the United States. The drug substance (apomorphine) in APL-130277 is identical to the API in the FDA approved subcutaneous injection, Apokyn, and APL-130277 is designed for similar usage.

The Section 505(b)(2) regulatory pathway will require us to provide statistically significant clinical evidence that PD patients experience improvement in their motor function as a result of delivery of apomorphine via the sublingual thin film route. Based on the end of Phase 2 meeting with the FDA, we anticipate that our label may have a broader indication to include all PD patients with OFF episodes and have a less rigorous titration scheme. This would be based on the CTH-301 protocol having a built-in adaptive component potentially allowing the open label titration procedure to be modified to an at-home titration as is done with other dopamine agonists. This change could be based upon the safety assessment completed by a drug safety monitoring board (DSMB) in the CTH-300 study. Further, we believe that our label may allow patients to be on an anti-emetic for a fewer number of weeks. The protocol of the CTH-300 study will allow the discontinuation of the anti-emetic at the discretion of the principal investigator. However, we can provide no assurance that such broader label will be approved by the FDA.

To achieve this, we have completed or currently plan to complete, as applicable, the following clinical studies:

•	CTH-300 Efficacy Study. A double-blind, placebo-controlled, parallel-design study with an estimated 126 PD patients who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day. The objective is to evaluate the efficacy and safety of APL-130277 versus placebo in patients with PD. Sites will recruit patients over several months. The 126 patients will each be observed for 12 weeks, with dosing at home and in clinic. Patients will be evaluated every four weeks in clinic. The primary end point will be measured at week 12 in clinic and will be the mean change in the MDS-UPDRS Part III score at 30 minutes after dosing. This study commenced in the second quarter of 2015.

•	CTH-301 Safety Study. A long-term open-label, single arm safety study in PD patients who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day. The objective is to evaluate the safety and tolerability of APL-130277 in patients with PD. Sites will recruit patients over several months, with each patient being evaluated for six months. An estimated 226 patients will be enrolled, including up to 126 who had been enrolled in the CTH-300 efficacy study and rolled over to this study, plus an additional 100 new patients. This study commenced in the third quarter of 2015.

•	CTH-201 Thorough QT Study. A Phase 2, randomized, double-blind, placebo-controlled three-period crossover, positive control, QT-evaluation study of APL-130277 in subjects with PD complicated by motor fluctuations (OFF episodes). The primary objective is to evaluate the effect of higher doses of APL-130277 compared to placebo on ECG parameters in subjects with PD complicated by motor fluctuations. The secondary objectives include the evaluation of safety and pharmacokinetics of APL-130277 and the comparison of efficacy of the highest tolerated dose level and the lowest APL-130277 dose resulting in full ON during the dose titration phase. If required by U.S. regulatory authorities, this study is planned to begin in the second half of 2016, subject to FDA review and agreement.

In parallel, we will be performing the necessary scaled process yield improvements, process validation and stability studies as part of the chemistry, manufacturing and controls, or CMC, requirements for the filing of the NDA. All development has been performed according to current Good Manufacturing Practices, or cGMP, methodology. To date, we have successfully scaled up the manufacturing and packaging on a cGMP basis, on commercial scale equipment and initiated ICH stability studies. The Phase 3 clinical product was produced on this scaled basis as were the required additional registration batches. This commercial scale equipment and processes (subject to any improvements) will be used to manufacture the commercial product.

On May 28, 2015, we entered into a master services agreement with INC Research, LLC pursuant to which INC Research, LLC will provide certain support services relating to our clinical studies, including, without limitation, the CTH-300 study.

Upon completion of the efficacy and safety studies, as well as the CMC requirements, we intend to prepare and submit a Section 505(b)(2) NDA to the FDA near the end of 2016 or in early 2017.

Additionally, we plan to apply for regulatory approval in Europe. We expect to use a centralized submission after consulting with the European Medicines Agency, or EMA, in the first half of 2016. By studying the effects of APL-130277 in mild, moderate and advanced PD patients, we anticipate being able to broaden the indication from the current summary of product characteristics (currently only indicated in advanced PD patients that have failed other treatment options) in Europe.

For a discussion of the estimated amounts spent by us on research and development activities during our fiscal years ended December 31, 2015, 2014 and 2013, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Sales and Marketing

We retain worldwide commercial rights to APL-130277. We expect to build sales and marketing infrastructure in the United States to support a product launch of APL-130277 if it is approved by the FDA. We plan to commercialize APL-130277 initially with approximately 100 specialty sales representatives who will promote APL-130277 to high-prescribing general neurologists and approximately 1,200 movement disorder specialists in the United States. We believe a sales force of this size can reach these physicians to provide for a robust commercial adoption of APL-130277. In addition, we intend to invest in education of both doctors and patients to foster widespread adoption of APL-130277. We expect to continue to incur significant expenses related to preparing for commercialization of APL-130277.

Our commercial team will also target payors covering commercial, Medicaid, and Medicare plans. According to our primary market research conducted in January 2015, 88% of surveyed payors viewed APL-130277 as an improvement over Apokyn. We will continue to work with payors, conduct advisory board meetings, and hold in-depth interviews to assist in the development of a pricing and rebating strategy to optimize formulary placement and coverage resulting in patient access and affordability of APL-130277.

In 2016, we are continuing market research to guide the further development of our marketing strategy and promotional plans and campaigns. This will include ongoing testing and market research with our target audiences (physician, payor and patient) of all branding, positioning, messaging and promotion activities.

We may also choose to partner with companies that have the necessary expertise to develop and commercialize APL-130277 outside the United States.

Technology and CMC Overview

Technology

The suitability of the sublingual thin film form to deliver API and overcome technical challenges associated with poor oral drug absorption, metabolism inactivation or other sub-optimum delivery systems (including painful subcutaneous injections) has been well-established with a number of thin film pharmaceutical products already commercialized in the United States. In addition, thin films are especially appropriate as a delivery system for geriatric and patient populations experiencing swallowing difficulties and dysphagia as observed with PD patients. We believe sublingual thin film delivery provides an efficient, consistent and easy-to-administer route of administration of apomorphine to PD patients.

 APL-130277 is a patented bilayer thin film designed to maximize apomorphine drug permeability while optimizing film disintegration properties/residence time, stability and buccal tissue compatibility. APL-130277 has been developed to include the following attributes:

•	the first layer is the apomorphine drug layer designed to provide mechanical properties to facilitate manufacturability, drug stability, rapid drug diffusion and optimal time under the tongue for desired bioavailability; and

•	the second layer is a separate buffer layer designed to rapidly and completely neutralize acid generation following drug absorption while providing additional drug permeability.

The apomorphine drug concentration, excipients selection and composition have been optimized to ensure appropriate manufacturing and process. The drug concentration in the thin film is optimized to deliver manufacturing efficiency and flexibility as the various dosage strengths are obtained from a single formulation cut into the different film sizes.

Manufacturing

The ongoing CMC program encompasses a robust pharmaceutical development dossier with complete pre-formulation and formulation reports, Quality by Design-based process development activities, Phase 3 clinical and registration batches produced on commercial manufacturing and packaging equipment for APL-130277. The stability data generated will be submitted in the NDA to support the targeted expiration dating of at least 24 months.

All development and registration activities have been conducted with our manufacturing partner, ARx, a leader in thin film formulation development and manufacturing and a pioneer of the dosage form for delivery of APIs. Their U.S. facility has been audited and approved by the FDA as a manufacturing site for other commercial prescription products. The ARx site has also been approved by foreign regulatory agencies. ARx has the ability to manufacture APL-130277 at commercial scale as well as manufacture the APL-130277 Phase 3 clinical material, which is the same formula as the product intended for commercialization. We believe that ARx has sufficient capacity to support launch and future growth of APL-130277.

We are seeking to qualify a European-based supplier to manufacture commercial quantities of thin films as an additional manufacturing partner in both the United States and Europe.

On May 26, 2015, we entered into a master supply agreement with The Tapemark Company for the supply of custom packaging for the thin film for our product candidate, APL-130277.

Intellectual Property

The proprietary nature of, and protection for APL-130277, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for APL-130277, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed or acquired from third-parties, and to protect the technology, inventions and improvements that are important to the development and commercialization of our product candidate. We also rely on trade secrets relating to our technology that may be important to the development of APL-130277.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates, the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third-parties from manufacturing, using, selling, offering to sell, or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidate and processes. For this and more comprehensive risks related to our intellectual property, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report on Form 10-K.

We have registered the domain names cynapsustherapeutics.com and cynapsus.ca, among various others.

Patents

Our patent portfolio seeks to cover APL-130277 in the United States, Europe, Japan and emerging markets, by way of pending applications and issued patents. Our patent portfolio consists of three patent families, which provide a range of broad and specific product and method claims.

•	A priority application for the first patent family was initially filed in June 2009 and was extended to a Patent Cooperation Treaty, or PCT, application (PCT Publication No. WO 2010/144817, filed June 11, 2010) and subsequently to corresponding National Phase applications, including major market jurisdictions. We acquired sole ownership of this patent family with our acquisition of Adagio in December 2011. The priority application is entitled “Sublingual Apomorphine” and the subsequent national phase applications contain claims directed to pharmaceutical dosage forms that combine apomorphine particles with a pH neutralizing agent in a sublingual film. Also claimed are the specific PK performance parameters of the composition and methods for therapeutic use, including the treatment of PD. Patents in this family have been issued in the United States, Europe, Japan, China, New Zealand, Indonesia, and South Africa. As of the date of hereof, this patent family included one issued U.S. patent (U.S. Patent No. 9,044,475, issued June 2015), one allowed U.S. patent application (Application Serial No. 14/684,146, filed April 10, 2015), one granted patent in the European Patent Office (EP2446560, granted August 26, 2015), one granted patent in Japan (JP5760295, granted June 19, 2015), one granted patent in China (CN102480958, granted August 19, 2015, with registration of these granted claims pending in Hong Kong), and one allowed application in Canada (CA2765291, filed June 11, 2010). Corresponding patent applications in this patent family are currently undergoing examination in the United States, Europe, Japan, Australia, Brazil, the Eurasian Patent Organization, India, Israel, Mexico, and South Korea. Any U.S. and foreign patents in this patent family should expire no earlier than June 2030. U.S. patents issued in this family may be eligible for listing in the Orange Book. Filing for supplemental patent protection upon regulatory approval may be possible in some European jurisdictions.

•

A second patent family entitled “Sublingual Films” claims pharmaceutical films comprising apomorphine and a neutralizing agent in a bilayer strip configuration. The previous co-owner of this patent family, ARx, has assigned all of its right, title and interest in and to this patent family to us. ARx has a non-exclusive license to this family in all fields other than generic apomorphine sublingual thin film applications (for further information, see “ARx Agreement” below). The priority application was extended to a PCT application (PCT Publication No. WO 2012/083269, filed December 16, 2011). This application describes more extensive formulation developments and the PK data for different formulations and specific formulation ingredients and performance parameters are claimed. As of the date hereof, this patent family included two patents issued in the United States (U.S. Patent Nos. 8,414,922 and 8,846,074), one allowed U.S. patent application (Application Serial No. 14/478,975, filed September 5, 2014, which patent is expected to issue on or about March 15, 2016 as USP No. 9,283,219), one patent issued in Japan (JP5786195, issued August 7, 2015), one allowed application in New Zealand (NZ612686, filed December 16, 2011), and one allowed application in South Africa (ZA201304740, filed December 16, 2011). Corresponding patent applications in this patent family are currently undergoing examination in the United States, Australia, Brazil, Canada, China, Hong Kong, the European Patent Office, the Eurasian Patent Organization, Indonesia, India, Israel, Mexico, and South Korea. Any U.S. and foreign patents in this patent family should expire no earlier than December 2031. U.S. patents issued in this family may be eligible for listing in the Orange Book. Filing for supplemental patent protection upon regulatory approval may be possible in some European jurisdictions.

•	A third patent family entitled “Methods of Treating Parkinson’s Disease by Administration of Apomorphine to an Oral Mucosa” was filed in 2015 in the United States. As of the date hereof, this patent family included one pending U.S. provisional patent application (Application Serial No. 62/150,624, filed in April 2015).

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We seek to protect our proprietary data and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Trade secrets and know-how can be difficult to protect. Consequently, we anticipate that trade secrets and know-how will, over time, be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from academic to industry scientific positions.

Competition

The development and commercialization of new drug products is highly competitive. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to other treatments for OFF episodes of PD and those treatments currently in development or to be in development in the future.

We believe that the main competitors for APL-130277 are therapies that can limit the occurrence of OFF episodes and other therapies for the on-demand treatment of OFF episodes. These therapies include both pharmacotherapies and invasive therapies for advanced patients such as intestinal-infused levodopa.

If approved for the treatment of OFF episodes, APL-130277 would also compete against on-demand therapies that aim to specifically address OFF episodes, such as the levodopa capsules administered through an inhaler for the treatment of OFF episodes that are being developed by Acorda Therapeutics, Inc. APL-130277 would also compete with Apokyn, an injectable formulation of apomorphine, which is a STADA Arzneimittel AG product distributed by U.S. Worldmeds, LLC in the United States. At this time, Apokyn is the only therapy approved for the acute, intermittent treatment of OFF episodes for advanced PD patients. Apokyn was approved for this use in the United States in 2004 and in Europe in 1993 (in Europe, the approval is for PD patients who have failed all other treatment options). Although effective, its use in the United States, Europe and Japan has been limited due to the need for subcutaneous injections as well as the steps required for a patient to inject the product.

One or more of our competitors may utilize their expertise in sublingual delivery of drugs to develop and obtain approval for products that may compete with APL-130277. If approved, our product candidate may face competition in the target commercial areas. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidate if it is approved. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ARx Agreement

On March 17, 2015, we entered into an agreement with ARx, whereby ARx agreed to provide us with formulation, CMC and clinical unit production of APL-130277 and certain related services to support our clinical studies of APL-130277. The agreement provides that ARx is the sole partner for formulation and process development activities for APL-130277 during the term of the agreement. Under the agreement with ARx, ARx assigned to us all of its right, title and interest in and to our patent family entitled “Sublingual Films” (including U.S. Patent Nos. 8,414,922 and 8,846,074 and their U.S. and foreign counterparts) of which ARx was previously a co-owner with us. In turn, we granted ARx a non-exclusive license to this patent family in all fields other than generic apomorphine sublingual thin film applications. In addition, under the terms of the agreement with ARx, all APL-130277-related formulation and process know-how and data generated pursuant to the agreement with ARx, or the Agreement IP, is owned by us. We granted ARx an exclusive, royalty-free, license to all Agreement IP in all fields, in respect of other products and formulations (not APL-130277). The agreement also provides that we retain sole ownership of all filings with respect to APL-130277.

Our agreement with ARx will continue for a period of five years, unless terminated earlier, and will automatically renew for successive one year periods thereafter. Either party may terminate the agreement (a) for convenience upon one hundred and eighty days’ notice to the other party, (b) for the uncured material breach of the other party, or (c) for certain bankruptcy and insolvency events of the other party. Upon termination of the agreement, the provisions as to future commercial supply and intellectual property, among others, expressly survive.

The parties further agreed that they anticipate entering into a commercial supply agreement, under which ARx will be the majority supplier of APL-130277 (on certain agreed terms and conditions), with respect to the United States prior to our filing for FDA approval of APL-130277. In consideration for the assignment and licenses of intellectual property rights by ARx under the agreement, we agreed to pay ARx a fee based on the invoiced cost incurred by us (less the costs of the related API and packaging), in the event of the manufacture of APL-130277 by a contingency supplier in the United States, and other suppliers outside of the United States. For as long as the commercial supply agreement remains in force, ARx is restricted from manufacturing any apomorphine sublingual thin film generic APL-130277 applications in the United States.

Business Relationship with the MJFF

We received two funding awards towards the development of APL-130277 from the MJFF. The first award of US$947,925 was awarded on July 31, 2012, and was used to complete the CTH-103 comparative study of APL-130277 versus subcutaneous injection. The results of the CTH-103 study were announced on January 13, 2014.

The second award of US$500,000 was awarded on July 8, 2014, and has been used to fund our CTH-105 Phase 2 clinical trials. This study and future trials of APL-130277 will be listed on Fox Trial Finder, an online tool from the MJFF that matches interested research volunteers with recruiting clinical studies. As part of the MJFF grant agreement, we are required to support further PD research by making up to US$1 million in contributions to the MJFF based on future potential sales of APL-130277.

On January 7, 2016, we announced that we’re working with the MJFF to incorporate wearable device technology into our Phase 3 clinical study of APL-130277. A subset of participants in our Phase 3 safety study will take part in a data analytics sub-study. Through a wearable device and the Fox Insight smartphone application (developed jointly by MJFF and Intel), volunteers will contribute data on movement and medication effect. The data will be securely collected, de-identified and evaluated using advanced analytics, then stored in a cloud platform that will allow researchers to potentially gain insights into PD, OFF episodes, and the efficacy of APL-130277. The technology platform and algorithms developed by Intel for the MJFF are intended as a proof of concept, demonstrating that data science technologies can contribute to the objective measurement of PD in interventional clinical studies.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the United States Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s regulations relating to good laboratory practice, or GLP;

•	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with good manufacturing practices, or GMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including a Risk Evaluation and Mitigation Strategy, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the United States National Institutes of Health, or NIH, for public dissemination.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease (such as PD) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and, more frequently, if serious AEs occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding US$2.0 million.

NDAs for most new drug products are based on two full clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2). Section 505(b)(2) provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings of safety and efficacy for an approved product that acts as the Reference Listed Drug, or RLD. The FDA may also require Section 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical trials of the new product.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. For standard and priority NDAs concerning new molecular entities, the FDA’s performance goal is to review and act on 90% of such NDAs within 10 months or six months of the 60-day filing date, respectively. For standard and priority NDAs that do not concern a new molecular entity, the FDA’s performance goal is to review and act on 90% of such NDAs within 10 months or six months of receipt, respectively.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to ensure compliance with GCP.

The FDA may also require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

If the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with GMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	revisions to the approved labeling to add new safety information;

•	imposition of post-market studies or clinical trials to assess new safety risks;

•	imposition of distribution or other restrictions under a REMS program;

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the United States Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated NDAs for Generic Drugs

In 1984, with the passage of the United States Drug Price Competition and Patent Term Restoration Act, known as the Hatch-Waxman Act, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency.

The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA or Section 505(b)(2) application referencing that drug may not be filed with the FDA until the expiration of five years, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. Currently, there is no unexpired non-patent data exclusivity in effect for apomorphine.

Because apomorphine has been previously approved by the FDA, APL-130277 will not be eligible for five years new chemical entity exclusivity. However, the FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. APL-130277 may be eligible for three years of exclusivity under the FDCA.

Hatch-Waxman Patent Certification and the 30-month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Currently, there are no unexpired patents listed in the Orange Book for Apokyn or any apomorphine product. One or more of our APL-130277 U.S. patents may be eligible for listing in the Orange Book.

Specifically, an ANDA applicant or Section 505(b)(2) applicant that is relying on studies conducted for an already approved product must certify with respect to each Orange-Book listed patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.

If the ANDA or Section 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or Section 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or Section 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Review and Approval of Drug Products in the European Union

Whether or not we obtain FDA approval for our product candidate, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of our product in those countries or jurisdictions. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

In the European Union, medicinal products can only be placed on the market after obtaining a Marketing Authorization, or MA. The MA application is based on the results of pharmaceutical tests, preclinical tests and clinical trials conducted on the medicinal product in question. There are two types of MA:

•	The Centralised MA, which is issued by the European Commission through the Centralised Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the European Union. The Centralised Procedure is mandatory for certain types of drugs, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing new active substances indicated for certain diseases. The Centralised Procedure is optional for other drugs provided eligibility criteria are met.

•	National MAs, which are issued by the competent authorities of the Member States of the European Union (for example, the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom) and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralised Procedure. Where a drug has already been authorized for marketing in a Member State of the European Union, this National MA can be recognized in other Member States through the Mutual Recognition Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for another two years. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. We are still currently reviewing our submission options for APL-130277 in Europe.

Pharmaceutical Coverage, Pricing and Reimbursement

United States - If APL-130277 is approved by the FDA, we anticipate broad coverage by third-party payors, including Medicare Part D and commercial health insurance plans. We expect such coverage would be a mix of specialty tier, preferred and non-preferred coverage, depending on the price level of APL-130277. As such, patients would likely be exposed to various levels of co-payments/co-insurance costs, which may range from approximately $30 per month (covered on preferred tier) up to approximately 20% - 33% of the drug costs (specialty tier coverage). We are currently exploring possible strategies to reduce the patient out-of-pocket cost of APL-130277, as we’re seeking the broadest possible patient access for our product candidate.

European Union - The market access systems and requirements differ significantly among the five largest countries of the European Union. While France and Germany have centralized systems where the therapeutic evaluation and price negotiation is being conducted by national health authorities, Spain and Italy rely on centralized price negotiations and regional reimbursement decisions and utilization controls. Market access in the United Kingdom is heavily dependent on a cost-effectiveness assessment conducted by the National Institute of Clinical Excellence (NICE). Across such countries, APL-130277 may likely be compared to Apokyn, from clinical and pricing perspectives. In the absence of a superior clinical performance versus Apokyn, as demonstrated in pivotal clinical trials, we anticipate that the ultimate price of APL-130277 will likely be lower than the price of Apokyn (in the range of approximately a 10% - 20% discount).

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our product candidate. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, policies or interpretations changed or what the impact of such changes, if any, may be.

Nonetheless, we do not anticipate changes in applicable legislation in the United States in 2016/2017. The United States healthcare system, including drug provisions, is under severe cost pressure. As a result, government and commercial third-party payors are increasingly using various tools to manage drug usage, including, for example, implementing more restrictions (e.g., strict prior authorizations, step edits, etc.), increasing patient cost-sharing and specialty tier coverage, and increasing integrated healthcare delivery, among others.

Even if we receive regulatory approval for commercial sale of our product, the marketability of our product may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care and cost containment in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the ACA was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Covered Outpatient Drugs final rule issued in January 2016 made further changes to the Medicaid Drug Rebate Program under the ACA. These changes take further steps to ensure that federal and state government will save money in managing Medicaid drug costs, including ensuring that states can collect rebates on more expensive infused, inhaled, instilled, implanted or injected drugs. Even if favorable coverage and reimbursement status is attained for our product candidate once we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Care Law and Regulation

Health care providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, third-party payors and customers are subject to broadly applicable fraud and abuse and other health care laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal health care Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•	the United States False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•	HIPAA, as amended by the United States Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, imposes requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal physician self-referral law, commonly known as the Stark Law, prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician or a member of the physician’s family has a financial relationship with the entity, and also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

•	the federal transparency requirements under the Physician Payments Sunshine Act, passed within the Patient Protection and Affordable Care Act, or ACA, will require manufacturers of drugs, devices, biologics and medical supplies to report to the United States Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests;

•	federal government price reporting laws, changed by the ACA among other things, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, as amended by the Covered Outpatient Drugs final rule, and requires manufacturers to offer such rebates to additional populations and ensures that federal and state government will save money in managing Medicaid drug costs, including ensuring that states can collect rebates on more expensive infused, inhaled, instilled, implanted or injected drugs; and

•	analogous state and foreign laws and regulations.

Efforts to ensure that our business arrangements with third-parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

Environmental, Health and Safety Laws and Regulations

We are subject to, directly and indirectly, numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Our operations involve the use of hazardous materials, and the risk of injury, contamination or noncompliance with environmental, health and safety requirements cannot be eliminated. Although compliance with such laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position, environmental, health and safety laws and regulations have tended to become increasingly stringent and, to the extent legal or regulatory changes occur in the future, they could result in, among other things, increased costs to us.

For a discussion of certain risks relating to government regulation, see “Item 1A. Risk Factors—Risks Related to Clinical Development and Regulatory Approval of Our Product Candidate” in this Annual Report on Form 10-K.

Financial Information About Geographic Areas

For each of our last three fiscal years, all long-lived assets were located in Canada, our country of domicile.

Employees

As of December 31, 2015, we had a total of 25 employees including executive, clinical, regulatory and administrative staff. None of our personnel are represented by a labour union and management considers its relations with its staff to be good. We will adjust our staffing complement in response to the demands and opportunities in the business.

Legal and Corporate Structure

We are a Canadian company incorporated under the Canada Business Corporations Act. We were initially incorporated on January 16, 2004. Following prior name changes, our legal and commercial name is now Cynapsus Therapeutics Inc. We have one wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc., a Delaware corporation. Adagio, our previously wholly-owned subsidiary incorporated under the Canada Business Corporations Act, amalgamated with Cynapsus effective as of January 1, 2016. For a discussion of our acquisition of Adagio in December 2011, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our head and registered office is located at 828 Richmond Street West, Toronto, Ontario M6J 1C9, Canada.

ITEM 1A. RISK FACTORS.

Investing in our common shares involves numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K, before deciding to invest in our common shares. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred net losses during each fiscal period since our inception. Our net loss was Cdn$27.5 million for the year ended December 31, 2015. As of December 31, 2015, we had a deficit accumulated during the development stage of Cdn$60.0 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the near future. Our losses have resulted principally from costs incurred in our research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and debt and, to a lesser extent, through grants from charitable foundations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations (such as licensing agreements or the sale of a share of our revenue stream) or additional grants. We have not completed pivotal clinical trials for our product candidate and APL-130277 may not be ready for commercial launch in the U.S. market until late 2017 or early 2018, if ever. Even if we obtain regulatory approval to market our product candidate, our future revenues (if any) will depend upon a number of factors, including the size of any markets in which our product candidate has received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidate in those markets.

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

Our cash was Cdn$104.9 million as of December 31, 2015. Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for the filing of an NDA near the end of 2016 or in early 2017 under the abbreviated Section 505(b)(2) regulatory pathway in the United States, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017 or early 2018, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. We believe that we will continue to expend substantial resources for the foreseeable future developing APL-130277. These expenditures will include costs associated with research and development, conducting Phase 3 clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate. Our costs will increase if we suffer any delays in our Phase 3 clinical trials for APL-130277, including, without limitation, delays in enrollment of patients. We expect to continue incurring additional costs associated with operating as a public company in the United States, hiring additional personnel and expanding our facilities.

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

Fluctuations in exchange rates could result in foreign currency exchange losses and can affect our financial results, as well as the price of our common shares.

Our functional and presentation currency is the Canadian dollar and all amounts in our consolidated financial statements are expressed in Canadian dollars, unless otherwise noted. We fund the majority of our research and development expenses denominated in the U.S. dollar from our U.S. dollar bank account held in Canada and certain expenses denominated in the Euro on a cash call basis using the Euro converted from our U.S. dollar bank account held in Canada. Fluctuations in exchange rates, particularly those involving the U.S. dollar, may affect our costs. Where our operations conducted in U.S. dollars are reported in Canadian dollars, such fluctuations could result in changes in reported results that do not reflect changes in the underlying operations. For the year ended December 31, 2015, the effect of exchange rate changes on our cash was a foreign exchange gain of approximately Cdn$12.8 million as a result of the Canadian dollar weakening relative to the U.S. dollar. Nonetheless, any potential future appreciation of the Canadian dollar against the U.S. dollar could reduce any such foreign exchange gain, or result in a foreign exchange loss, and would adversely affect our results of operations. The fluctuation of foreign exchange rates affects the value of monetary assets and liabilities denominated in U.S. dollars. Generally, an appreciation of the Canadian dollar against the U.S. dollar results in a foreign exchange loss for monetary assets denominated in U.S. dollars, and a foreign exchange gain for monetary liabilities denominated in U.S. dollars. On the contrary, a devaluation of the Canadian dollar against the U.S. dollar results in a foreign exchange gain for monetary assets denominated in U.S. dollars and a foreign exchange loss for monetary liabilities denominated in U.S. dollars. We have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. Even if we decide to enter into hedging transactions in the future, the availability and effectiveness of such hedges may be limited and we may not be able to successfully hedge all or part of our exposure or at all.

Canadian dollars drive our earnings per share; accordingly, our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

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

We cannot guarantee that clinical trials, including those associated with Phase 3 clinical trials for APL-130277, will be conducted as planned or completed on schedule, if at all. A delay or failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, without limitation:

•	delays by us in reaching a consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required Institutional Review Board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in clinical trials and/or recruitment occurring more slowly than expected;

•	insufficient or inadequate supply or quality of materials, including API, to conduct our clinical trials;

•	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;

•	failure by CROs, other third-parties or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays or other problems in the testing, validation, manufacturing and delivery of our product candidate to the clinical sites;

•	delays or negative results caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•	delays in clinical trial site start-up;

•	impact of placebo administered on patient participation in clinical trials and on efficacy of our product candidate;

•	failure to adhere to our Phase 3 clinical trial protocols, including not administering the thin film correctly;

•	patients’ inability for whatever reason to dose at home as a part of such clinical trials;

•	occurrence of serious AEs in further clinical trials that are associated with our product candidate and such AEs viewed to outweigh our product candidate’s potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•	varying interpretations of data by the FDA and foreign regulatory agencies.

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

Applications for our product candidate could be delayed or could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA may determine that we cannot rely on Section 505(b)(2) for our product candidate, in which case we may be required to conduct additional clinical trials, provide additional data and information and meet additional standards for product approval, resulting in increased time and financial resources required to obtain FDA approval for our product candidate;

•	the FDA may not grant our product candidate three years of marketing exclusivity under the United States Drug Price Competition and Patent Term Restoration Act of 1984;

•	the FDA may determine that we have identified the wrong Reference Listed Drug, or RLD, or that approval of a Section 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the RLD or RLDs;

•	the FDA may require us to conduct additional clinical trials depending on the safety data from our planned future clinical trials, including our Phase 3 clinical trials for APL-130277;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	our third-party providers may be unable to demonstrate compliance with cGMP to the satisfaction of the FDA or comparable foreign regulatory authorities, which could result in delays in regulatory approval or require us to withdraw or recall products and interrupt commercial supply of our products; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

APL-130277 is our only product candidate. If we were required to discontinue development of APL-130277, if APL-130277 does not receive regulatory approval, if we do not obtain our targeted indications for APL-130277 or if APL-130277 fails to achieve sufficient market acceptance for any indication, we would be delayed by many years in our ability to achieve profitability, if ever, and would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage success with our APL-130277 product candidate to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.

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

Undesirable side effects caused by our product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious AEs deemed to be caused by our product candidate could have a material adverse effect on the development of our product candidate and our business as a whole. The AEs seen in clinical studies in healthy volunteers and PD patients to date reflect typical dopaminergic AEs seen with all dopaminergic medications. In particular, apomorphine, the active ingredient in APL-130277, has been associated with several safety and tolerability challenges, including nausea, vomiting, lowering of blood pressure and orthostatic hypotension (a form of low blood pressure that may cause lightheadedness or fainting). Our understanding of the relationship between APL-130277 and these events may change as we gather more information, and additional unexpected AEs may occur. As we complete additional clinical trials for our product candidate, the FDA could potentially require labeling recommending extensive physician monitoring during titration (same as with injectable apomorphine), which could adversely affect the commercial potential of our product candidate. In addition, although apomorphine has been in use for over 20 years, the long-term impact of using apomorphine in sublingual delivery form is not well understood. Although side effects exhibited by patients in our clinical trials have been limited so far, there can be no assurance that, in later clinical trials or if approved, our product candidate will not cause patients to experience unexpected side effects or expected side effects on a more severe level. Moreover, incorrect or improper use of our thin film (including if a patient swallows the film rather than allowing it to dissolve under the tongue) will result in the apomorphine drug not having its intended effect, and may result in additional unexpected side effects or AEs. While we intend to invest in physician and patient education to foster correct and proper use, there can be no assurance that our product candidate will be used correctly, and if used incorrectly, such misuse could hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.

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

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate and could substantially increase commercialization costs and materially adversely affect our business, prospects and financial condition.

Risks Related to Development and Manufacturing of Our Product Candidate and Our Reliance on Third-Parties

We rely on third-parties to supply APIs and manufacture and package our sublingual thin film formulation of apomorphine. We do not have long-term contracts with such manufacturers or suppliers.

We depend on third-party suppliers of APIs and third-party contract manufacturing organizations for all clinical supply and packaging of APL-130277, our sublingual thin film formulation of apomorphine, for use in our clinical trials. Any problems we experience with any such third-parties could delay the manufacturing of our product candidate and our clinical studies, which could harm our business and results of operations. We do not currently have a long-term manufacturing contract for our sublingual thin film formulation of apomorphine. We anticipate entering into a commercial supply agreement with ARx under which ARx will be the majority supplier of APL-130277 with respect to the United States prior to our filing for FDA approval of APL-130277. Under our existing agreement with ARx, we have agreed to pay ARx in certain circumstances a fee based on the invoiced cost incurred by us (less the costs of the related API and packaging) if we engage a different supplier for the manufacture of APL-130277, which could make it more costly in certain circumstances for us to use a contingency supplier for APL-130277.

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

The process of manufacturing the active drug in APL-130277 is complex, highly regulated and subject to the risk of product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes or quality requirements for our product candidate could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidate or in the manufacturing facilities in which our product candidate is or will be made, such manufacturing facilities may need to be closed to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidate may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidate. We may also have to take inventory write-offs and incur other charges and expenses for our product candidate that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Also, as any third-party manufacturer we engage scales up manufacturing of our product candidate, if approved, it may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product candidate, and it may be required to refine or alter its manufacturing processes to address these issues. Resolving these issues could result in significant delays and may result in significantly increased costs. If any of our third-party manufacturers experience significant delays or other obstacles in producing any approved product for commercial scale, our ability to market and sell any approved products may be adversely affected and our business could suffer.

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

Furthermore, if our product candidate or any future product candidate is approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis or at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our product and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidate and to have any new source approved by the FDA, the EMA or any other relevant regulatory authorities.

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

Even if we obtain regulatory approval for APL-130277, our product candidate may not gain market acceptance among physicians, health care payors (both private insurers and government programs, such as Medicare and Medicaid), patients and the medical community. Market acceptance of our product candidate, if approved, depends on a number of factors, including, without limitation:

•	the efficacy and safety of the product, as demonstrated in clinical trials, compared to other products;

•	the indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any limitations or warnings that may be required on the label;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	proper use of the product by patients;

•	changes in the standard of care for the targeted indications for our product candidate;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration, including, but not limited to, the potential need for titration in a physician’s office, the ease of opening the packaging and retrieving the thin film and the limited need to administer medication to control for any side effects such as nausea;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

In the future, we expect to build a focused sales and marketing infrastructure to market APL-130277 and, potentially, other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We believe that the main competitors for APL-130277 are therapies that can limit the occurrence of OFF episodes and other therapies for the on-demand treatment of OFF episodes. These therapies include both pharmacotherapies and invasive therapies for advanced patients such as intestinal-infused levodopa that may be used in less advanced PD patients. Pharmacotherapies that can maintain consistent plasma concentration of levodopa over extended durations could reduce the occurrence of motor fluctuations and thus reduce the need for on-demand treatments for OFF episodes such as APL-130277. Approaches to achieve consistent levodopa plasma concentrations include new formulations of carbidopa/levodopa, a combination of levodopa and an inhibitor of DOPA decarboxylase (an enzyme found throughout the body) referred to as carbidopa, such as extended-release and intestinal infusions, and therapies that prolong the effect of levodopa. Extended-release formulations of oral and patch carbidopa/levodopa are being developed by groups including Impax Laboratories, Inc., Depomed Inc. and Neuroderm Ltd. A continuous administration of a gel-containing levodopa through a tube that is surgically implanted into the intestine is being developed by AbbVie Inc. This therapy, known as Duodopa/Duopa, is approved in the European Union and recently gained approval in the United States. Additionally, new formulations of dopamine agonist therapies (such as pramipexole and rotigotine) may be developed that are adjunctive to carbidopa/levodopa regimens and could reduce the frequency or severity of motor fluctuations.

If approved for the treatment of OFF episodes, APL-130277 would also compete against on-demand therapies that aim to specifically address OFF episodes, such as the levodopa capsules administered through an inhaler for the treatment of OFF episodes that are being developed by Acorda Therapeutics, Inc. If such treatment is approved before our product candidate, then such treatment could capture a large percentage of the market share for the treatment of OFF episodes and could affect the acceptance and adoption of our product candidate. At this time, an injectable formulation of apomorphine, Apokyn, which is a STADA Arzneimittel AG product distributed by U.S. Worldmeds, LLC in the United States, is the only therapy approved for the treatment of OFF episodes. Apokyn was approved for this use in the United States in 2004, and for advanced PD patients in Europe in 1993. As we complete additional clinical trials for our product candidate, if our pharmacokinetic data suggests that the time to ON associated with our product candidate is slower than with Apokyn, the commercialization of our product candidate could be adversely affected.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to APL-130277. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection with respect to our product candidate in the United States, Europe, Japan, and other countries. The patentability of inventions and the validity, enforceability and scope of patents in the pharmaceutical field can be uncertain because they involve complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and other foreign patent offices in granting patents are not always applied uniformly or predictably, even within a given jurisdiction. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. The same patent applications that we own may fail to result in additional issued patents in the United States, Europe, Japan, China, New Zealand, Indonesia, and South Africa, or at all in other countries, and if they do, such patents may not cover our product candidate in the United States, the European Union, Japan or in other countries. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our research and development prior to the deadlines for taking action to obtain patent protection on such research and developments. No patentability searches have been completed nor have written patentability opinions of counsel been obtained. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. The issuance of a patent is not conclusive as to the correctness of its inventorship, ownership, priority, validity or enforceability. Therefore, even if patents do successfully issue and even if such patents cover our product candidate, third-parties may challenge their validity, enforceability or scope, and such challenges may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide sufficient exclusivity for our product candidate, prevent others from designing around our claims or otherwise provide us with a competitive advantage.

Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. We may not have adequate remedies in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to our competitors or others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies. ARx is a non-exclusive licensee in all fields other than generic apomorphine sublingual thin film applications of our patent family entitled “Sublingual Films”, of which ARx was previously a co-owner with us. Accordingly, ARx has some freedom to operate with respect to these patents. In addition, ARx is an exclusive licensee of all APL-130277-related formulation and process intellectual property generated under our agreement with ARx in all fields, in respect of other products and formulations (not APL-130277) and such license affects our use of such intellectual property and survives termination of the agreement. Additionally, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, Europe, and Japan, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, and this could make it difficult for us to stop the infringement of our patents. Any of these outcomes could impair our ability to prevent competition from third-parties, which may have an adverse impact on our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the United States Leahy-Smith America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine what qualifies as relevant prior art, may affect patent litigation, and switch the United States patent system from a “first-to-invent” system to a “first-to-file” system. The USPTO recently developed new regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Further changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection.

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

We could become subject to interference or derivation proceedings provoked by third-parties or brought by the USPTO or other foreign patent authorities to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. We may also become involved in other proceedings, such as inter partes review, re-examination or opposition proceedings, before the USPTO, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or require us to attempt to license rights to the related technology from the prevailing party, or could cause us to lose valuable intellectual property rights. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, where we jointly develop intellectual property with certain parties, disagreements may arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

Third-party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts or impact our share price.

Our commercial success depends, in part, on us not infringing the patents and proprietary rights of third-parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and inter partes re-examination proceedings before the USPTO and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications owned by third-parties exist in the field in which we are developing our product candidate. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third-parties. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidate or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Demonstrating patent invalidity and/or non-infringement may be difficult. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We have surveyed third party patents and pending patent applications for those patents and applications that may pose risks to the commercialization of APL-130277 in the U.S. and Europe, and we have identified possibly relevant patents and applications. The validity of several of such third-party patents is being challenged either in the U.S. district courts, at the USPTO, or both, by multiple third-parties. We are evaluating whether any licenses to such third party patents and patent applications are desirable or necessary. If the manufacture, sale or use of APL-130277 is ultimately found to infringe a valid and enforceable third-party patent claim, one or more of the aforementioned third-party patents could adversely impact our commercial efforts. A finding of infringement of a valid and enforceable third-party patent may result in our having to obtain a license from the relevant third-party patent owner in order to continue commercializing our product candidate, and such licenses may not be available on commercially reasonable terms or at all. If one or more of third-party patents were asserted against us, we expect to vigorously contest such an action.

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

Our business operations and activities may be directly or indirectly subject to various fraud and abuse laws, including, without limitation, the United States federal Anti-Kickback Statute and the United States False Claims Act. If we obtain FDA approval for our product candidate and begin commercializing our product candidate in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and state governments in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the United States federal health care Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a United States federal health care program, such as the Medicare and Medicaid programs;

•	United States federal civil and criminal false claims laws, including the United States False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the United States government;

•	the United States Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters;

•	HIPAA, as amended by the United States Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the United States federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician or a member of the physician’s family has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

•	the United States Physician Payments Sunshine Act, created under Section 6002 of the United States Patient Protection and Affordable Care Act, as amended by the United States Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	United States federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	United States federal government price reporting laws, changed by the ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, as amended by the Covered Outpatient Drugs final rule, and offer such rebates to additional populations and on more expensive infused, inhaled, instilled, implanted or injected drugs, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts);

•	the United States Foreign Corrupt Practices Act, which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and

•	U.S. state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third-party payor, including commercial insurers; state laws that require biotech companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

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

Our common shares are listed on the Toronto Stock Exchange, or TSX, in Canada and the NASDAQ Global Market, or NASDAQ, in the United States. If a robust market for our common shares is not sustained, it may be more difficult for you to sell your common shares at an attractive price. Further, an inactive market in either Canada or the United States may also impair our ability to raise capital by selling common shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our common shares as consideration. We cannot predict the prices at which our common shares will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common shares may fall.

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

The trading market for our common shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us and/or our common shares, or fail to publish reports on us and/or our common shares regularly, demand for our common shares could decrease, which might cause our share price and trading volume to decline.

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

We are currently a “foreign private issuer” as defined under U.S. securities laws. As a result, even though we are subject to the informational requirements of the Exchange Act, as a foreign private issuer, we are currently exempt from certain informational requirements of the Exchange Act to which domestic U.S. issuers are subject, such as the proxy solicitation rules under Section 14 of the Exchange Act. In order to be more easily compared to our principal competitors, we voluntarily file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, with the SEC, as if we were a U.S. domestic issuer. The insider reporting and short-profit provisions under Section 16 of the Exchange Act are not applicable to us, so our shareholders may not know on as timely a basis when our officers, directors and principal shareholders purchase or sell our common shares, as the reporting periods under the corresponding Canadian insider reporting requirements are longer.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Our principal executive office is located at 828 Richmond Street West, Toronto, Ontario, Canada M6J 1C9. We lease 3,200 square feet on the 1st floor and 3,000 square feet on the lower level, for a combined total useable floor area of 6,200 square feet, together with the shared use of common areas and parking facilities, pursuant to our lease expiring on January 31, 2019. We believe that the space available to us under our current lease will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms, if required.

ITEM 3.    LEGAL PROCEEDINGS.

In the ordinary course of business, we may be from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of our common shares, or any associate of any of the foregoing, is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares commenced trading on the TSX in Canada on November 28, 2014 under the symbol “CTH.” Prior thereto, our common shares were listed on the TSX Venture Exchange, or TSXV, in Canada.

Our common shares commenced trading on the OTCQX International in the United States on July 18, 2013 under the symbol “CYNAF.” Prior to such date, there was no market for our common shares in the United States. Our common shares commenced trading on the NASDAQ in the United States on June 18, 2015 under the symbol “CYNA.”

On May 15, 2015, we effected a 16-to-one share consolidation. See “General Matters” in this Annual Report on Form 10-K. Our common shares commenced trading on the TSX and OTCQX International on a post-consolidated basis on May 21, 2015. In connection with the share consolidation, our symbol on the OTCQX International was temporarily changed to “CYNAD.” All prices reflected in the table below in the columns labeled “As Adjusted,” for the periods ended on or prior to June 30, 2015, have been adjusted to give effect to the consolidation, and do not represent the actual high and low sale prices for the shares on the TSX, NASDAQ and OTCQX International, as applicable, for the periods presented.

NASDAQ and OTCQX International

The following table sets forth the high and low closing prices (in U.S. dollars) of our common shares on the NASDAQ and OTCQX International, as applicable, for the periods indicated during our two most recent fiscal years:

	High (US$) Actual	Low (US$) Actual	High (US$) As Adjusted(1)	Low (US$) As Adjusted(1)
2015
Quarter ended December 31, 2015	$16.02	$13.53	N/A	N/A
Quarter ended September 30, 2015	$17.15	$15.01	N/A	N/A
Quarter ended June 30, 2015	N/A	N/A	$18.08	$13.29
Quarter ended March 31, 2015	$1.18	$0.91	$18.88	$14.52
2014
Quarter ended December 31, 2014	$1.11	$0.59	$17.76	$9.50
Quarter ended September 30, 2014	$0.63	$0.52	$10.03	$8.32
Quarter ended June 30, 2014	$0.80	$0.44	$12.80	$6.97
Quarter ended March 31, 2014	$1.26	$0.71	$20.16	$11.32

(1)	As adjusted figures are adjusted to reflect the aggregate 16-to-one share consolidation effected on May 15, 2015. Our common shares commenced trading on a post-consolidated basis on May 21, 2015.

TSX and TSXV

The following table sets forth the high and low closing prices (in Canadian dollars) of our common shares on the TSX and TSXV (as reported by such exchanges), as applicable, for the periods indicated during our two most recent fiscal years:

	High (Cdn$) Actual	Low (Cdn$) Actual	High (Cdn$) As Adjusted(1)	Low (Cdn$) As Adjusted(1)
2015
Quarter ended December 31, 2015	$21.68	$17.67	N/A	N/A
Quarter ended September 30, 2015	$22.90	$19.50	N/A	N/A
Quarter ended June 30, 2015	N/A	N/A	$22.40	$16.51
Quarter ended March 31, 2015	$1.44	$1.13	$23.04	$18.08
2014
Quarter ended December 31, 2014	$1.25	$0.65	$20.00	$10.40
Quarter ended September 30, 2014	$0.68	$0.57	$10.88	$9.12
Quarter ended June 30, 2014	$0.89	$0.47	$14.24	$7.52
Quarter ended March 31, 2014	$1.40	$0.75	$22.40	$12.00

(1)	As adjusted figures are adjusted to reflect the aggregate 16-to-one share consolidation effected on May 15, 2015. Our common shares commenced trading on a post-consolidated basis on May 21, 2015.

Shareholders

As of March 8, 2016, there were approximately 113 record holders of our common shares (as registered shareholders), based on information provided by our transfer agent, TMX Equity Transfer Services.

Dividends

We have never declared or paid any cash dividends on our common shares. We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Our board of directors has sole discretion whether to pay dividends. If our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our directors may deem relevant. See “Item 1A. Risk Factors—Risks Related to Our Common Shares—We do not expect to pay any cash dividends for the foreseeable future” in this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information as of December 31, 2015, with respect to equity compensation plans under which our common shares are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted- average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by shareholders	1,007,765	Cdn$	18.47	220,048

Equity compensation plans not approved by shareholders(3)	Nil		Nil	Nil
Total	1,007,765	Cdn$	18.47	220,048

(1)	Includes common shares issuable upon exercise of options granted under our 2014 Amended and Restated Stock Option Plan, or the Stock Option Plan.
(2)	Excludes common shares issuable upon exercise of outstanding options granted under our Stock Option Plan. The aggregate number of common shares that may be available for issuance, from time to time, under our Stock Option Plan may not exceed 10% of our issued and outstanding common shares.
(3)	We do not have equity compensation plans that have not been approved by our shareholders.

Certain Canadian Federal Income Tax Considerations

The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder, or the Tax Act, to a holder who acquires, as beneficial owner, our common shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the common shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our common shares in a business carried on in Canada, or a Non-Resident Holder. Generally, our common shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our common shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such Non-Resident Holders should seek advice from their own tax advisors.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals, or the Proposed Amendments, to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency, or the CRA, published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.

Non-Resident Holders should consult their own tax advisors with respect to an investment in our common shares. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any prospective purchaser or holder of our common shares, and no representations with respect to the income tax consequences to any prospective purchaser or holder are made. Consequently, prospective purchasers or holders of our common shares should consult their own tax advisors with respect to their particular circumstances.

Currency Conversion

Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our common shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a Non-Resident Holder may be affected by fluctuations in the Canadian-U.S. dollar exchange rate.

Disposition of Common Shares

A Non-Resident Holder will not generally be subject to tax under the Tax Act on a disposition of a common share, unless the common share constitutes “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the TSX and NASDAQ) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such Non-Resident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of common shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.

Receipt of Dividends

Dividends received or deemed to be received by a Non-Resident Holder on our common shares will be subject to Canadian withholding tax under the Tax Act. The general rate of withholding tax is 25%, although such rate may be reduced under the provisions of an applicable income tax convention between Canada and the Non-Resident Holder’s country of residence. For example, under the Canada-United States Income Tax Convention (1980) as amended, or the Treaty, the rate is generally reduced to 15% where the Non-Resident Holder is a resident of the United States for the purposes of, and is entitled to the benefits of, the Treaty.

Performance Graph

The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the United States Securities Act of 1933, as amended (or the Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return attained by shareholders on Cynapsus’s common shares on the NASDAQ relative to the cumulative total returns of each of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Investments of US$100 are assumed to have been made in our common shares on the NASDAQ on June 18, 2015 (i.e., the date when our common shares began trading on NASDAQ following registration of our common shares under the Exchange Act), and on the NASDAQ Composite Index and the NASDAQ Biotechnology Index on May 31, 2015, and their relative performances are tracked through December 31, 2015.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*

$110
$105
$100
$95
$90
$85
$80
6/18/15
12/31/15
Cynapsus Therapeutics Inc.
NASDAQ Composite
NASDAQ Biotechnology

*US$100 invested on 6/18/15 in Cynapsus common shares or 5/31/15 in index, including reinvestment of dividends.
Fiscal year ended December 31.

	May 31, 2015 or June 18, 2015, as applicable	December 31, 2015
NASDAQ Composite Index (US$)	$100	$98.58
NASDAQ Biotechnology Index (US$)	$100	$92.16
Cynapsus Therapeutics Inc. (NASDAQ, US$)	$100	$104.44

Sales of Unregistered Securities

Set forth below are certain sales of our securities sold by us during the quarter ended December 31, 2015, which were not registered under the Securities Act.

From December 16, 2015 to December 31, 2015, we issued an aggregate of 10,375 common shares pursuant to the exercise of warrants, for aggregate cash consideration of Cdn$95,450. Such common shares were issued outside the United States to persons that are not “U.S. persons” (as both such terms are defined in Regulation S under the Securities Act, or Regulation S), in reliance upon Regulation S.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015. As of December 31, 2015, we held all of the funds received in cash.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables set forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with, and it is qualified in its entirety by reference to, our historical financial information and other information provided in this Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated statements of financial position data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of financial position data as of December 31, 2013 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results set forth below are not necessarily indicative of the results to be expected in future periods. Our consolidated financial statements have been prepared in accordance with IFRS, as issued by the IASB.

No dividends have been paid in any of the fiscal years ended December 31, 2015, 2014 or 2013.

	Years Ended December 31,
	2015	2014	2013
	(in Canadian dollars, except per share data)

Consolidated Statements of Loss and Comprehensive Loss Data
Loss and comprehensive loss for the year	$27,470,147	$10,818,587	$4,433,287
Loss per share – basic and diluted	$2.97	$2.56	$2.05

Consolidated Statements of Financial Position Data
Total assets	$106,874,604	$18,550,628	$3,149,069

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, relates to the financial position of Cynapsus for the years ended December 31, 2015 and 2014 and its results of operations for the years ended December 31, 2015, 2014 and 2013 and should be read in conjunction with the audited consolidated financial statements and related notes for such years. Our consolidated financial statements have been prepared in accordance with IFRS as issued by the IASB.

In this MD&A, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars. The term “dollars” and the symbols “$” and “Cdn$” refer to Canadian dollars and the term “U.S. dollars” and the symbol “US$” refer to United States dollars.

 The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof.

Overview

Cynapsus is a specialty CNS, pharmaceutical company developing and preparing to commercialize a Phase 3, fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with PD. PD is a chronic, progressive neurodegenerative disease characterized by motor symptoms including tremor at rest, rigidity and impaired movement as well as significant non-motor symptoms such as cognitive impairment and mood disorders. The re-emergence of PD symptoms is referred to as an OFF episode. We have successfully completed a Phase 2 clinical trial for our product candidate, APL-130277, a sublingual formulation of apomorphine hydrochloride, or apomorphine. Apomorphine is the only molecule approved for acute, intermittent treatment of OFF episodes for advanced PD patients, but is currently only approved as a subcutaneous injection in the United States. APL-130277 is a “turning ON” medication designed to rapidly, safely and reliably convert a PD patient from the OFF to the ON state while avoiding many of the issues associated with subcutaneous delivery of apomorphine. It is designed to convert all types of OFF episodes, including morning OFF episodes, often considered the most difficult to treat. We have initiated our Phase 3 clinical program for APL-130277, relying on the abbreviated Section 505(b)(2) regulatory pathway in the United States, and we intend to submit a NDA, near the end of 2016 or in early 2017.

 Since our inception in 2004, we have devoted substantially all of our resources to business planning, capital raising and identifying and developing our product candidates, preparing for and conducting clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations primarily through the public and private placements of common shares and warrants, the exercise of warrants, and the issuance of secured debentures. From inception, we have received net proceeds of approximately Cdn$149.0 million from such transactions. As of December 31, 2015, we had cash in the amount of Cdn$104.9 million.

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

 We are a clinical stage company and have not generated any revenue. We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2015, we had a deficit accumulated of Cdn$60 million and expect to continue to incur significant losses for the foreseeable future. Management expects our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund operations, which may be obtained through one or more public or private equity or debt financings, or other sources such as potential licensing or partnership arrangements.

Recent Developments

 On February 4, 2015, we held our end of Phase 2 meeting with the FDA. We will follow Section 505(b)(2) of the FDCA for the development of APL-130277 in the U.S. The drug substance (apomorphine) in APL-130277 is identical to the API in the FDA approved subcutaneous injection, Apokyn, and APL-130277 is designed for similar usage but potentially for a broader range of PD patients. The Section 505(b)(2) regulatory pathway will require us to provide statistically significant clinical evidence that PD patients experience improvement in their motor function as a result of delivery of apomorphine via the sublingual thin film route compared to placebo.

 On March 11, 2015, following the End-of-Phase 2 meeting with the FDA, we announced that an agreement was reached on the design, duration and size for the Phase 3 program clinical studies, as well as for primary and key secondary endpoints. As a result, we have initiated a pivotal Phase 3 program evaluating the safety and efficacy of APL-130277 in PD patients.

On March 12, 2015, Tamar Howson was appointed to our board of directors. Ms. Howson is a seasoned business development executive within the pharmaceutical industry, having formerly served as Senior Vice President at both Bristol-Myers Squibb and SmithKline Beecham. Ms. Howson currently serves as a business development and strategy consultant to biopharmaceutical companies and she also serves as a director at Oxigene, Inc., Organovo Holdings Inc. and Enzymotic Ltd. She has formerly served as a director at several biotechnology companies, including Actavis plc, Ariad Pharmaceuticals, Inc., Cardax, Inc., Idenix Pharmaceuticals Inc., NPS Pharmaceuticals Inc., SkyePharma PLC and Warner Chilcott plc.

On March 31, 2015, we announced the completion of a private placement of 1,377,467 common shares for gross proceeds of approximately Cdn$21.0 million (approximately US$17 million). The financing was led by funds associated with OrbiMed, Aisling Capital and Venrock, with participation from various other institutional investors, including existing shareholders Broadfin Capital, Sphera Funds Management, Pura Vida Investments, DAFNA Capital Management and Dexxon Holdings Ltd.

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

On May 15, 2015, we announced the filing of a registration statement with the SEC relating to our initial public offering in the United States of our common shares and the filing of an application to list our common shares on The NASDAQ Stock Market LLC. We also announced an amendment to our articles to consolidate our issued and outstanding common shares on the basis of one post-consolidation common share for 16 pre-consolidation common shares to facilitate the proposed listing on The NASDAQ Stock Market LLC.

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

On June 18, 2015, following the pricing of our initial public offering in the United States, our common shares commenced trading on the NASDAQ Global Market under the symbol “CYNA”.  Our common shares also continue to be listed on the TSX under the symbol “CTH.”  On June 23, 2015, we announced the completion of our initial public offering in the United States of 5,175,000 common shares for total gross proceeds of approximately Cdn$89.3 million (approximately US$72.5 million), including the exercise in full of the underwriters’ option to purchase additional common shares.

On June 25, 2015, we announced that we presented data from clinical trials of APL-130277 at the 19th International Congress of Parkinson’s Disease and Movement Disorders (MDS) in San Diego, California, showing APL-130277 significantly improved PD symptoms (as measured by MDS-UPDRS Part III), rapidly turning patients from the OFF to ON state and was generally safe and well-tolerated.

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

On September 2, 2015, we announced enrollment of the first patient in the CTH-301 clinical trial, a pivotal Phase 3 study to examine the safety and tolerability of APL-130277 for the acute treatment of OFF episodes in patients with PD. The CTH-301 trial is a 6-month, open-label, single arm safety study in PD patients who have at least one OFF episode every 24 hours, with total OFF time of at least two hours per day. The primary endpoint for the study is the safety and tolerability of APL-130277 in patients with PD. The secondary endpoints examine efficacy variables, including the change in the MDS-UPDRS Part III scores over the 6-months of treatment. Sites will recruit patients over several months, with each patient being evaluated for six months. An estimated 226 patients will be enrolled, including up to 126 who had been enrolled in the CTH-300 efficacy study and rolled over to this study, plus an additional 100 new patients.

On December 10, 2015, we announced that we have successfully completed the CTH-200 bridging study comparing APL-130277 to subcutaneous apomorphine. In addition, we provided an update on our European clinical plans. The CTH-200 study was a single-dose, crossover comparative bioavailability and PK study in healthy volunteers. CTH-200 is a bioavailability study required for the Section 505(b)(2) NDA to confirm the PK characteristics and comparability of APL-130277 to the reference listed drug. This short study was completed in December 2015 comparing a single dose of APL-130277 to a single dose of the subcutaneous apomorphine product ApoGo. ApoGo is the European approved bioequivalent of the FDA approved product Apokyn. Results of this study are expected to be submitted to the FDA as part of an NDA submission, as well as to European regulatory authorities as part of a European submission. Based on advice from European regulators and European experts, we are also planning to run an active comparator study in approximately 150 PD patients who suffer the debilitating effects of OFF episodes. This study is expected to start in the second half of 2016.

On January 4, 2016, we announced that, in order to simplify the corporate structure of Cynapsus and to reduce administrative costs, effective January 1, 2016, we have completed a vertical short-form amalgamation pursuant to the Canada Business Corporations Act with our previously wholly-owned subsidiary, Adagio. Pursuant to the amalgamation, all of the issued and outstanding shares of Adagio have been cancelled and the assets and liabilities of Adagio have been assumed by Cynapsus. No securities of Cynapsus were issued in connection with the amalgamation and the share capital of Cynapsus remains unchanged. The amalgamation will not have any significant effect on the business and operations of Cynapsus.

On January 7, 2016, we and the MJFF announced that we are working together to incorporate wearable device technology and “big data” approaches into our pivotal Phase 3 clinical study of APL-130277. This is a pilot effort to understand how clinical studies can harness data science approaches to objectively measure disease progression with the goal of speeding progress toward breakthroughs in drug development. The project builds on MJFF’s ongoing data science partnership with Intel Corporation, launched in August 2014, to develop platforms for the storage of large volumes of patient-generated data and algorithms to glean insights from this data.

On February 2, 2016, we formed our wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc., a Delaware corporation.

Results of Operations – Comparison of the year ended December 31, 2015 and the year ended December 31, 2014

Loss and Loss Per Share

For the year ended December 31,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Loss	27,470,147	10,818,587	16,651,560	153.9
Basic and diluted loss per share	2.97	2.56	(0.41)	(16.2)

Net loss for the year ended December 31, 2015 exceeded the loss for the year ended December 31, 2014 due mainly to higher research and development program costs related to the APL-130277 Phase 3 clinical program, higher personnel costs with the number of staff increasing from 17 to 25 people, higher professional and consulting fees, investor relations and shareholder relations costs, and higher share-based compensation expenses. Net loss for the year ended December 31, 2015 also included a Cdn$1,500,000 acquisition milestone share-based payment. Higher expenditures in the year ended December 31, 2015 were partially offset by large unrealized foreign exchange gains upon currency translation.

Total share-based payments expense for the year ended December 31, 2015 increased to Cdn$4,827,307 from Cdn$975,627 in the year ended December 31, 2014 due to the higher Black Scholes fair value recognized for options vested during the current year. During the year ended December 31, 2015 704,693 options were granted, compared to 223,812 granted in the year ended December 31, 2014. Share-based payments expense has been allocated to components of research and development expenses and operating, general and administrative expenses according to the respective classification of the grantee.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. As a result of losses in the respective years, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the year ended December 31, 2015 was 9,246,242 (December 31, 2014 – 4,231,885). The weighted average number of common shares outstanding increased primarily as a result of 1,377,467 common shares issued in a private placement on March 31, 2015, and 5,175,000 common shares issued in our initial public offering in the United States on June 23, 2015.

Research and Development (R&D)

For the years ended December 31,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
APL-130277 research and development, excluding the following items	23,631,302	5,507,680	18,123,622	329.1
Salaries, benefits and bonuses	2,078,986	685,487	1,393,499	203.3
Share-based payments	1,921,196	237,043	1,684,153	710.5
Amortization of intangible assets	47,877	58,986	(11,109)	(18.8)
Depreciation of property, plant and equipment	930	-	930	100.0
Recovery on scientific research	(150,924)	(91,717)	(59,207)	(64.6)
Research grant	(127,710)	(694,628)	566,918	81.6
Total R&D	27,401,657	5,702,851	21,698,806	380.5

 Research and development expenses for the year ended December 31, 2015 were substantially higher than for the year ended December 31, 2014 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in consulting, clinical research, packaging development, patent protection, analytics, scientific communications and educational initiatives, and scale-up CMC work for APL-130277. Salaries and benefits increased during the year ended December 31, 2015 due to an increase in the number of R&D employees from 7 to 12. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current year.

 Research grants for the year ended December 31, 2015 represent the final installment of the second MJFF grant received, while research grants recognized in the year ended December 31, 2014 relate to amounts previously deferred from the first MJFF grant, as well as from the first installment of the second MJFF grant. MJFF grants were awarded to support clinical research activities and have been recognized in accordance with IFRS.

Operating, General and Administrative (OG&A)

For the years ended December 31,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Operating, general and administrative excluding the following items	5,853,061	3,298,863	2,554,198	77.4
Salaries, benefits, bonuses and board fees	2,494,178	1,707,238	786,940	46.1
Share-based payments	2,906,111	738,584	2,167,527	293.5
Depreciation of property, plant and equipment	122,946	16,131	106,815	662.2
Total OG&A	11,376,296	5,760,816	5,615,480	97.5

 OG&A costs for the year ended December 31, 2015 were higher than the year ended December 31, 2014 due mainly to increases in investor and public relations activities, professional and consulting fees, commercialization activities, and travel costs. Salaries, benefits and board fees increased with the addition of new staff and higher employee base salaries. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current year.

Other Expenses (Recoveries)

For the years ended December 31,

	2015 (Cdn$)	2014 (Cdn$)	Cdn$ change in 2015	% change in 2015
Unrealized foreign exchange gain	(12,788,721)	(691,578)	(12,097,143)	(1,749.2)
Acquisition milestone share-based payment	1,500,000	-	1,500,000	100.0
Loss on impairment of intangible assets	-	94,449	(94,449)	(100.0)
Interest income net of interest expense and related charges	(19,085)	(47,951)	28,866	60.2

Unrealized foreign exchange gains for year ended December 31, 2015 were Cdn$12,788,721 compared to Cdn$691,578 in the year ended December 31, 2014 due to significantly higher U.S. dollar cash balances on hand at December 31, 2015, combined with a significant strengthening of the U.S. dollar, as compared to December 31, 2014. As at December 31, 2015, we had cash of US$75,525,191 denominated in U.S. dollars, compared to US$10,663,238 as at December 31, 2014.

During the year ended December 31, 2014, we recognized an impairment loss on an intangible asset. We had previously licensed to another research and development company patented technologies associated with our previous product candidate. On December 31, 2014, due to the lack of any progress on the licensed project, we reviewed the carrying value of the intangible asset for potential impairment. We determined that there were no expected future cash flows attributable to this asset and recorded an impairment charge of Cdn$94,449 to write down the carrying value of the intangible asset to zero.

Under the terms of the amended Adagio Share Purchase Agreement, we are required to pay the former Adagio shareholders contingent consideration upon the completion of certain operational milestones (see “Commitments and Contingent Liabilities” below). On March 11, 2015, we announced the results of our end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 newly issued common shares. The fair value of these shares, in the amount of Cdn$1,500,000, was recorded as an expense during the year ended December 31, 2015.

Results of Operations – Comparison of the year ended December 31, 2014 and the year ended December 31, 2013

Loss and Loss Per Share

For the years ended December 31,

	2014 (Cdn$)	2013 (Cdn$)	Cdn$ change in 2014	% change in 2014
Loss	10,818,587	4,433,287	6,385,300	144.0
Basic and diluted loss per share	2.56	2.05	(0.51)	(25.0)

Net loss for the year ended December 31, 2014 exceeded the loss for the year ended December 31, 2013 due mainly to higher research and development program costs related to the APL-130277 program, higher personnel costs with the number of staff increasing from 8 to 17 people, higher professional fees, investor relations and shareholder relations costs, and higher share-based compensation expenses.

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. There were no dilutive shares due to the losses incurred.

The weighted average number of common shares outstanding for the year ended December 31, 2014 was 4,231,885 (2013 – 2,167,054). The weighted average number of common shares outstanding increased primarily as a result of 2,403,846 common shares issued in a short form prospectus offering in Canada on April 15, 2014.

Total share-based payments expense for the year ended December 31, 2014 increased to Cdn$975,627 from Cdn$516,274 in the year ended December 31, 2013 due to the higher Black Scholes fair value recognized for options vested during the year ended December 31, 2014. During the year ended December 31, 2014, 223,812 options were granted, compared to 111,894 granted in the year ended December 31, 2013. Share-based payments expense has been allocated to components of research and development expenses and operating, general and administrative expenses according to the respective classification of the grantee.

Research and Development (R&D)

For the year ended December 31,

	2014 (Cdn$)	2013 (Cdn$)	Cdn$ change in 2014	% change in 2014
APL-130277 research and development, excluding the following items	5,507,680	1,578,314	3,929,366	249.0
Salaries, benefits and bonuses	685,487	83,509	601,978	720.9
Share-based payments	237,043	161,644	75,399	46.6
Amortization of intangible assets	58,986	58,986	-	-
Recovery on scientific research	(91,717)	(44,232)	(47,485)	(107.4)
Research grant	(694,628)	(424,187)	(270,441)	(63.8)
Total R&D	5,702,851	1,414,034	4,288,817	303.3

 The increase in R&D expense for the year ended December 31, 2014 compared to December 31, 2013 was primarily attributed to higher costs associated with the APL-130277 program. Following the closing of the Cdn$25 million financing in April 2014, increases included expenditures on hiring new staff, consulting, formulation development, analytics, toxicology, and API related to clinical studies and scale-up CMC work for APL-130277. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the year ended December 31, 2014.

 Research grants for the year ended December 31, 2014 consist of amounts relating to previously deferred receipts from the first MJFF grant in addition to amounts received in 2014 relating to the second MJFF grant. MJFF grants were awarded to support clinical research activities and have been recognized in accordance with IFRS.

Operating, General and Administrative (OG&A)

For the years ended December 31,

	2014 (Cdn$)	2013 (Cdn$)	Cdn$ change in 2014	% change in 2014
Operating, general and administrative excluding the following items	3,298,863	1,553,949	1,744,914	112.3
Salaries, benefits, bonuses and board fees	1,707,238	1,266,111	441,127	34.8
Share-based payments	738,584	354,630	383,954	108.3
Depreciation of property, plant and equipment	16,131	2,050	14,081	686.9
Total OG&A	5,760,816	3,176,740	2,584,076	81.3

OG&A costs for the year ended December 31, 2014 were higher than the prior year due mainly to increases in salaries and benefits associated with the hiring of new staff, investor and public relations activities, professional, legal and listing fees incurred in connection with the Company’s uplisting to the TSX, increases in employee base salaries, and travel costs. In addition, there were consulting fees associated with commercial assessments and studies of APL-130277 during the year ended December 31, 2014. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the year ended December 31, 2014.

Other Expenses (Recoveries)

For the years ended December 31,

	2014 (Cdn$)	2013 (Cdn$)	Cdn$ change in 2014	% change in 2014
Unrealized foreign exchange (gain) loss	(691,578)	44,520	(736,098)	(1,653.4)
Loss on impairment of intangible assets	94,449	-	94,449	100.0
Severance and prior years’ bonuses	-	762,103	(762,103)	(100.0)
Debenture accretion and interest costs	-	187,975	(187,975)	(100.0)
Gain on debenture exchange	-	(1,153,000)	1,153,000	100.0
Interest income net of interest expense and related charges	(47,951)	915	(48,866)	(5,340.5)

There were several one-time transactions that occurred during the year ended December 31, 2013, which did not recur during the year ended December 31, 2014. Primarily, on March 1, 2013, debentures were exchanged for common shares and warrants, resulting in a gain of Cdn$1,153,000, and the elimination of further accretion and interest expenses associated with the debentures. The gain on the exchange of debentures for common shares and warrants was recorded due to the Cdn$4,030,244 carrying value of debt instruments extinguished exceeding the fair value of the common shares and warrants issued in exchange. In addition, specific severance and bonus accruals that were triggered upon completion of the March 2013 short form prospectus offering did not recur in 2014.

Unrealized foreign exchange gains for the year ended December 31, 2014 were higher than the loss for the year ended December 31, 2013 due to unrealized gains on significantly higher U.S. dollar cash balances on hand at December 31, 2014, combined with a strengthening of the U.S. dollar, compared to December 31, 2013. As at December 31, 2014, we had cash of US$10,663,238 denominated in U.S. dollars, compared to US$237,964 at December 31, 2013.

During the year ended December 31, 2014, we recognized an impairment loss on an intangible asset. We had previously licensed to another research and development company patented technologies associated with our previous product candidate. On December 31, 2014, due to the lack of any progress on the licensed project, the Company reviewed the carrying value of the intangible asset for potential impairment. The Company determined that there were no expected future cash flows attributable to this asset and recorded an impairment charge of Cdn$94,449 to write down the carrying value of the intangible asset to zero.

Income Taxes

Management uses estimates when determining deferred income taxes. These estimates are used to determine the recoverability of tax loss carry forward amounts, research and development expenditures and investment tax credits. Significant judgment is required regarding future profitability of the Company to be able to recognize deferred taxes. Changes in market conditions, changes in tax legislation, patent challenges and other factors, including the approval or launch of generic versions of our products, could adversely affect the ongoing value of deferred taxes. The carrying amount of deferred income tax assets is reassessed at each reporting period and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to utilize all or part of the deferred income tax assets. Unrecognized deferred income tax assets are reassessed at each reporting period and are recognized to the extent that it is probable that there will be sufficient taxable profits to allow all or part of the asset to be recovered.

We had approximately Cdn$61,757,000 of non-capital losses as at December 31, 2015, which under certain circumstances can be used to reduce the taxable income of future years. We currently have not recognized any deferred income tax assets with respect to these balances.

Summary of Quarterly Results

The following table presents a summary of our unaudited quarterly results of operations for each of our last eight quarters. This data has been derived from our unaudited condensed interim consolidated financial statements. The policies applied were based on IFRS, the same basis as our annual audited financial statements, and, in our opinion, include all adjustments necessary, consisting solely of normal recurring adjustments, for the fair presentation of such information.

Financial Information

(Numbers rounded to the nearest thousands, except for per share amounts)

	Q4 2015 (Cdn$)	Q3 2015 (Cdn$)	Q2 2015 (Cdn$)	Q1 2015 (Cdn$)
Total assets	106,875,000	111,724,000	112,957,000	38,434,000
R&D	8,639,000	7,447,000	8,397,000	2,919,000
OG&A	3,675,000	2,704,000	3,130,000	1,867,000
Other operating expenses (recoveries)	(3,782,000)	(7,262,000)	(562,000)	317,000
Interest income net of interest expense and related charges	(2,000)	(2,000)	(6,000)	(9,000)
Loss and comprehensive loss	8,530,000	2,887,000	10,959,000	5,094,000
Loss per share (basic and diluted)	0.70	0.24	1.50	0.97

	Q4 2014 (Cdn$)	Q3 2014 (Cdn$)	Q2 2014 (Cdn$)	Q1 2014 (Cdn$)
Total assets	18,551,000	20,397,000	21,540,000	2,398,000
R&D	3,094,000	1,167,000	1,246,000	196,000
OG&A	2,365,000	1,182,000	1,220,000	993,000
Other operating expenses (recoveries)	(343,000)	(644,000)	367,000	23,000
Interest income net of interest expense and related charges	(16,000)	(13,000)	(17,000)	(2,000)
Loss and comprehensive loss	5,100,000	1,692,000	2,816,000	1,210,000
Loss per share (basic and diluted)	1.03	0.34	0.62	0.49

Other operating expenses (recoveries) consist of unrealized foreign exchange gain or loss, and an acquisition milestone share-based payment in the first quarter of 2015, and a loss on impairment of intangible assets in the fourth quarter of 2014.

Liquidity and Capital Resources

Since inception, our cash requirements have been financed primarily through issuances of common shares, warrants and secured debentures. We anticipate future funding requirements to be met primarily through additional securities issuances, research and development tax credits, other potential sources of government funding, grants from foundations that support PD research, or a combination of the foregoing.

 The development of pharmaceutical products is a process that requires significant investment. We expect to incur significant research and development expenses, including expenses related to completing Phase 3 clinical trials, NDA submissions with the FDA, commercialization studies, clinical trials in Europe, and preparation for a U.S. product launch. We also expect that our general and administrative expenses will increase in the future as we add infrastructure, including personnel costs, investor relations activities and professional fees.

Our future capital requirements will depend on a number of factors, including, without limitation, the continued progress of our research and development for our APL-130277 product candidate, the timing and outcome of clinical trials and regulatory approvals, payments received or made under licensing or other collaborative agreements, if any, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, defending against patent infringement claims, the acquisition of licenses or technologies, the status of competitive products and our success in developing and maintaining markets for our product candidate, if approved.

Our cash balance was Cdn$104,911,307 at December 31, 2015 compared to Cdn$17,448,497 at December 31, 2014. Such increase was substantially due to our underwritten public offering in the United States that closed on June 23, 2015 and our private placement that closed on March 31, 2015. Accounts payable and accrued liabilities as at December 31, 2015 was Cdn$5,240,617 compared to Cdn$3,080,631 at December 31, 2014. Such increase was primarily due to increased research and development activity being conducted.

Based on our current operating plan, we believe that existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for an NDA in the United States near the end of 2016 or in early 2017, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017 or early 2018, commence initial regulatory, clinical and commercial activities for European market registration, and initiate other early stage pipeline development programs.

There are a significant number of warrants and options of Cynapsus outstanding, some of which are in-the-money and may provide future sources of capital. As at December 31, 2015, we had 766,867 warrants outstanding with an exercise price of Cdn$9.20, which, if exercised as of December 31, 2015, would have resulted in gross proceeds to us of approximately Cdn$7,055,176. Also, as at December 31, 2015, we had 2,322,159 warrants outstanding with an exercise price of Cdn$12.96, which, if exercised as of December 31, 2015, would have resulted in gross proceeds to us of approximately Cdn$30,095,181. There can be no assurance that such warrants or options of Cynapsus will ever be exercised or that we will realize the gross proceeds resulting from exercise of those securities.

Operating Activities

For the year ended December 31, 2015, our operating activities used cash of Cdn$32,200,061 compared to Cdn$9,990,841 in the year ended December 31, 2014 and Cdn$4,138,319 in the year ended December 31, 2013. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the year ended December 31, 2015 reflects the net loss of Cdn$27,470,147 for the year ended December 31, 2015, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities), acquisition milestone share-based payment and unrealized gains on foreign exchange.

Investing Activities

For the year ended December 31, 2015, we purchased Cdn$432,680 of property, plant and equipment, compared to Cdn$260,224 in the year ended December 31, 2014 and Cdn$11,442 in the year ended December 31, 2013.

Financing Activities

For the year ended December 31, 2015, our net financing activities generated cash of Cdn$107,306,830 compared to Cdn$24,718,938 for the year ended December 31, 2014 and Cdn$6,432,926 for the year ended December 31, 2013.

During the year ended December 31, 2015, we raised net proceeds of Cdn$19,551,377 through a private placement of common shares, and completed an underwritten public offering in the United States of 5,175,000 common shares for net proceeds of Cdn$81,175,277 (approximately US$66.4 million). During the year ended December 31, 2014, we generated Cdn$22,840,236 from the completion of a short form prospectus offering in Canada with a concurrent private placement in the U.S. During the year ended December 31, 2013, we generated Cdn$6,650,350 from prospectus offerings in Canada. During the year ended December 31, 2015, we generated Cdn$6,454,478 in proceeds from the exercise of warrants, compared to Cdn$1,758,584 during the year ended December 31, 2014. In addition, during the year ended December 31, 2015, we generated Cdn$125,698 in proceeds from the exercise of stock options, compared to Cdn$120,118 during the year ended December 31, 2014. During the year ended December 31, 2013, we repaid debentures of Cdn$217,424.

Effect of Exchange Rate Changes

For the year ended December 31, 2015, the effect of exchange rate changes on cash was Cdn$12,788,721 as result of the Canadian dollar weakening relative to the U.S. dollar, compared to Cdn$691,578 in the year ended December 31, 2014 and (Cdn$44,520) in the year ended December 31, 2013.

As at December 31, 2015, we had cash of Cdn$104,526,864 and accounts payable of Cdn$1,470,185 denominated in U.S. dollars (December 31, 2014 – Cdn$12,370,423 and Cdn$1,539,496, respectively, and December 31, 2013 – Cdn$253,050 and Cdn$474,868, respectively).

See “Item 1A. Risk Factors – Risks Related to Our Financial Position and Need for Additional Capital.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of Cynapsus, including directors and officers. Compensation paid or payable to key management was composed of the following during the years ended December 31:

	2015	2014	2013
	Cdn$	Cdn$	Cdn$
Short-term salaries, benefits and bonuses to officers	1,790,297	1,333,789	990,870
Prior years’ bonuses to executives	-	-	529,068
Director fees	623,620	281,438	143,100
Share-based payments	8,643,428	1,373,900	497,503
	11,057,345	2,989,127	2,160,541

Prior years’ bonuses recognized in 2013 represent bonuses awarded for performance in 2010 to 2012, but which were contingent on the raising of additional capital and were at the discretion of our board of directors. During 2013, we completed two closings of a short-form prospectus offering in Canada for gross proceeds of Cdn$7,317,160 and as a result, these bonuses became payable.

Share-based payments presented above represent the grant date fair value of options issued during the year to key management.

As at December 31, 2015, included in accounts payable and accrued liabilities was Cdn$254,932 (December 31, 2014 - Cdn$128,713) due to officers and directors. These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at December 31, 2015, there were accrued bonuses to related parties of Cdn$533,000 (December 31, 2014 - Cdn$508,710).

Employment agreements with our executive officers provide for additional payments in the event of termination without cause. See “Item 11. Executive Compensation – Employment Agreements” in this Annual Report on Form 10-K.

On March 11, 2015, we announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares of Cynapsus. Of the total, 37,652 common shares were issued to our President and Chief Executive Officer, the value of which is not included in the table above.

As part of the April 15, 2014 offering, Dexcel Pharma Technologies Ltd. subscribed for 384,615 units comprised of common shares and warrants having an aggregate subscription price of Cdn$4,000,000. Dexcel Pharma Technologies Ltd. is an affiliate of Dexxon Holdings Ltd., which is a strategic pharmaceutical investor and significant shareholder of Cynapsus, and which also has two directors on our board of directors.

As part of the March 31, 2015 private placement, Dexxon Holdings Ltd. subscribed for 271,381 common shares having an aggregate subscription price of Cdn$4,133,684.

As part of the June 23, 2015 public offering in the United States, Dexxon Holdings Ltd. subscribed for 733,500 common shares having an aggregate subscription price of Cdn$12,658,596 (US$10,269,000).

During the year ended December 31, 2015, fees of Cdn$52,726 were paid or payable to one of our directors as compensation for consulting services rendered.

Commitments and Contingent Liabilities

As at December 31, 2015, we had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	Cdn$	Cdn$	Cdn$
Purchase Obligations	18,284,000	4,778,000	23,062,000
Operating Leases	172,000	362,000	534,000
Total Contractual Obligations	18,456,000	5,140,000	23,596,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, we have agreed to pay the consultant an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in our financial statements for the year ended December 31, 2015. We do not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at December 31, 2015, the maximum amount of any contingent liability, based on a remaining term of five months, was Cdn$343,453, which was included in the amount of unrecognized purchase obligations.

We are a party to certain employment agreements for our executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately Cdn$3,629,431 and would be payable within one year, but are not included in the table of purchase obligations above.

As part of the MJFF grant agreement, we are required to support further PD research by making up to US$1,000,000 in contributions to MJFF based on future sales of APL-130277 beginning the year that we post net sales of APL-130277 in excess of US$5,000,000 (if ever). This amount has not been included in the table of purchase obligations above.

Under the terms of the amended Adagio Share Purchase Agreement, we are required to pay the former Adagio shareholders contingent consideration of Cdn$2,500,000 upon the completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day volume-weighted average price immediately prior to the first public announcement of the results of such study. This study had not been started as at December 31, 2015, and the amount has not been included in the table of purchase obligations above.

Critical Accounting Policies and Estimates

 A summary of significant accounting policies is included in Note 5 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. Critical accounting estimates require our management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. Changes in our management’s accounting estimates can have a material impact on our financial results. Our significant accounting judgments, estimates and assumptions are included in Note 4 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 and are also described below.

 The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The areas involving a higher degree of judgment or complexity, or areas where the assumptions and estimates are significant to the financial statements were the same as those applied to our consolidated financial statements as at and for the years ended December 31, 2014 and 2013.

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

Share-based payments

 Our management determines costs for share-based payments using market-based valuation techniques. The fair value of the market-based and performance-based share awards are determined at the date of grant using generally accepted valuation techniques. Assumptions are made and judgments are used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors and corporate performance. Such judgments and assumptions are inherently uncertain. Any changes in these assumptions would affect the fair value estimates.

Share Capital

 Since the year ended December 31, 2015, the following changes have occurred to common shares, stock options and warrants of Cynapsus:

	As at March 8, 2016
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at December 31, 2015	12,278,133	973,017	1,007,765	14,258,915
Warrants exercised in 2016	22,433	-	(22,433)	-
As at March 8, 2016	12,300,566	973,017	985,332	14,258,915

Exercised Warrants

Summary of warrants exercised since the year ended December 31, 2015 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	Cdn$	Cdn$
12,858	118,294	9.20	March 1, 2018
5,200	52,000	10.00	October 24, 2017
4,375	56,700	12.96	April 15, 2019
22,433	226,994

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance, which include credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on our financial performance. There were no changes in our approach to risk management during the year ended December 31, 2015.

 Credit risk

Our cash balance is on deposit with a Canadian chartered bank. We have no significant concentration of credit risk arising from operations. Our management believes that the credit risk concentration with respect to these financial instruments is remote.

 Liquidity risk

 Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. As at December 31, 2015, we had cash of Cdn$104,911,307 and prepaid expenses and other current assets of Cdn$870,018 (December 31, 2014 - Cdn$17,448,497 and Cdn$269,779, respectively) to settle current liabilities of Cdn$5,240,617 (December 31, 2014 - Cdn$3,080,631). Most of our accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(a)	Interest rate risk

We had a cash balance of Cdn$104,911,307 as at December 31, 2015 (December 31, 2014 - Cdn$17,448,497). Our current policy is to invest excess cash in a business savings account. We consider interest rate risk to be minimal.

(b)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our functional and presentation currency is the Canadian dollar and all amounts in the condensed interim consolidated financial statements are expressed in Canadian dollars, unless otherwise noted. We fund the majority of research and development expenses denominated in the U.S. dollar from our U.S. dollar bank account held in Canada and certain expenses denominated in the Euro on a cash call basis using the Euro converted from our U.S. dollar bank account held in Canada. We believe that while currency conversions could affect results of operations, there is not a significant risk to our ability to meet our obligations. We believe the foreign exchange risk derived from currency conversions is not significant and, therefore, we do not hedge our foreign exchange risk.

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	December 31, 2015	December 31, 2014	December 31, 2013
	$	$	$
Cash	104,526,864	12,370,423	253,050
Accounts payable	(1,470,185)	(1,539,496)	(474,868)
Net exposure	103,056,679	10,830,927	(221,818)

US$/Cdn$ exchange rate	1.384	1.160	1.063

Based on our foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at December 31, 2015 would have decreased the net loss by approximately Cdn$10,300,000 (December 31, 2014 - Cdn$1,070,000 and December 31, 2013 – increase by Cdn$28,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

See “Item 1A. Risk Factors – Risks Related to Our Financial Position and Need for Additional Capital” in this Annual Report on Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effect of Exchange Rate Changes” in this Annual Report on Form 10-K, which information is incorporated herein by reference.

(c)	Price risk

We are exposed to price risk with respect to the API used in research and development activities. We monitor API prices in the United States, Europe and Asia to determine the appropriate course of action to be taken by us. Our management believes that the price risk concentration with respect to API is minimal.

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

Capital risk management

We manage our capital structure and make adjustments to it, based on the funds available to us, in order to support our research and development activities. Our capital structure consists of share capital, warrants and share-based payments. Our board of directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of our management to sustain future development of the business.

The product candidate that we currently have in our pipeline is in the research stage; as such, we are dependent on external financing to fund our activities. In order to carry out the planned research and development and pay for administration costs, we intend to spend our existing working capital and raise additional amounts, as needed.

Management reviews our capital management approach on an ongoing basis and believes that this approach, given our relative size, is reasonable.

There were no changes in our approach to capital management during the year ended December 31, 2015. We and our subsidiary are not subject to externally imposed capital requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are contained on pages F-1 through F-42 of this Annual Report on Form 10-K and are incorporated herein by reference.

Certain supplementary financial information required by this Item 8 is contained under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results” of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 18, 2014, our audit committee recommended and approved, and our board of directors approved, the resignation of our auditor, McGovern, Hurley, Cunningham, LLP, or McGovern Hurley, and retained Ernst & Young LLP as our new independent registered public accounting firm effective September 19, 2014. McGovern Hurley audited and provided an opinion on our consolidated financial statements for the years ended December 31, 2013 and 2012 on April 8, 2014. McGovern Hurley did not provide an audit opinion on our consolidated financial statements for any period subsequent to the year ended December 31, 2013.

McGovern Hurley has not issued any report on our consolidated financial statements for the two most recent fiscal years ended prior to McGovern Hurley’s resignation, December 31, 2013 and 2012, that contained an adverse opinion or a disclaimer of opinion, nor that was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the two most recent fiscal years ended prior to McGovern Hurley’s resignation, December 31, 2013 and 2012, and the subsequent interim period through September 18, 2014, there were no (i) disagreements with McGovern Hurley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of McGovern Hurley, would have caused them to make reference thereto in their report on our financial statements for such years, and (ii) there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During our two most recent fiscal years ended prior to McGovern Hurley’s resignation, December 31, 2013 and 2012, and in the subsequent interim period through September 18, 2014, we did not consult Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements, and neither where a written report or oral advice was provided to us that Ernst & Young LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished a copy of the above disclosures to McGovern Hurley and requested that McGovern Hurley provide a letter addressed to the SEC stating whether or not it agrees with the statements made herein. A copy of the letter from McGovern Hurley dated March 9, 2016 is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Operating Officer and Chief Financial Officer (“CFO”), who is our principal financial officer, as of December 31, 2015. Based on the evaluation, our CEO and CFO concluded that such disclosure controls and procedures—as defined in Canada under National Instrument 52-109— Certification of Disclosure in Issuers’ Annual and Interim Filings, are effective as at December 31, 2015.

We also conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, as of December 31, 2015. Based on such evaluation, our CEO and CFO concluded that as of December 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

 Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K. The business address of our executive officers and directors is our office address at 828 Richmond Street West, Toronto, Ontario, M6J 1C9, Canada.

Name	Age	Position
Executive officers
Anthony Giovinazzo	59	President, Chief Executive Officer and a Director
Dr. Albert Agro	51	Chief Medical Officer
Dr. Thierry Bilbault	57	Chief Scientific Officer and Executive Vice President, Chemistry, Manufacturing and Controls
Andrew Williams	45	Chief Operating Officer and Chief Financial Officer

Directors
Rochelle Stenzler(1)(2)	62	Chairperson of the Board
Tomer Gold(2)	44	Director
Ronald Hosking(1)(2)	71	Director
Dr. Perry Molinoff(2)	75	Director
Ilan Oren(1)	31	Director
Nan Hutchinson(3)	54	Director
Tamar Howson(1)	67	Director

(1)	Member of the audit committee
(2)	Member of the corporate governance, nominating and compensation committee
(3)	Previously served as a member of the corporate governance, nominating and compensation committee from May 7, 2014 to March 8, 2016.

Executive Officers

Anthony Giovinazzo has served as our President and Chief Executive Officer since November 2009 and as a member of our board of directors since May 2012. He is one of the inventors of the original APL-130277 intellectual property that was acquired by us. Mr. Giovinazzo has been involved in the CNS field (relating to PD, Alzheimer’s, pain and anxiety) for over 20 years, with experience in clinical development, intellectual property protection and licensing. From April 2006 to November 2009, Mr. Giovinazzo served as the Chief Executive Officer of Cervelo Pharmaceuticals Inc., a biopharmaceutical company. From 2002 to 2006, he served as Chief Executive Officer of Cita NeuroPharmaceuticals Inc., a biopharmaceutical company. Mr. Giovinazzo obtained a Chartered Director (C.Dir.) and Audit Committee Certification (A.C.C.) from The Director’s College (where he was also a faculty member) in 2006 and 2011, respectively. He attended the Harvard Business School Executive Program: Leadership and Strategy in Pharmaceuticals and Biotech in 2006. Mr. Giovinazzo completed his M.B.A. at IMD Geneva, Switzerland; Graduate Certificate Studies in Canadian Law (Taxation) Osgoode Hall Law School, York University; and a B.A. in Economics and Accounting, at McMaster University. He was also a business advisory board member of the National Research Council of Canada’s Genomics funding program, for two terms from 2007 to 2012.

Albert Agro has served as our Chief Medical Officer since August 2010. Since September 2008, Dr. Agro has also served as President and Chief Executive Officer of HNZ Strategic Holdings, Inc., a pharmaceutical and biotech consulting firm developing treatments for serious diseases. Prior to this role, Dr. Agro was Senior Vice President, Drug Development of TransTech Pharma, a pharmaceutical company, from September 2007 to December 2009. Dr. Agro completed his Ph.D. from the Department of Medicine at McMaster University. Dr. Agro has been an assistant professor, Department of Pathology and Molecular Medicine at McMaster University since September 1996.

Thierry Bilbault has served as our Chief Scientific Officer and Executive Vice President of Chemistry, Manufacturing and Controls since October 2014. Dr. Bilbault joined our company from Galderma Pharma S.A. (part of Nestle Skin Health S.A.), a dermatology company, where he was the Technical and Industrial Development Director from September 2009 to October 2014. He served as Vice President New Technology and Product Innovation at Novartis, a pharmaceutical company, from May 2006 to August 2009. Dr. Bilbault completed an M.S. in Biological Engineering from CUST Engineering (Clermont-Ferrand, France), and was granted a Ph.D. in Molecular and Cellular Biology from Clermont-Ferrand II (Clermont-Ferrand, France).

Andrew Williams is one of our co-founders and has served as our Chief Operating Officer since March 2006 and as our Chief Financial Officer since June 2007. Mr. Williams joined our company from Global Mentoring Solutions (GMS), an information and technology services company, where he was the Vice President of Strategic Planning from 2003 to 2004. Previous to his work at GMS, Mr. Williams was the Director of Business Development at CDI Education (CDI) from 2001 to 2002. Prior to joining CDI, Mr. Williams spent five years as a consultant at Williams & Goffin Consulting from 1995 to 2000 where he had engagements for clients in the retail, energy, and financial services industries. Mr. Williams earned an M.B.A. from the Richard Ivey School of Business at the University of Western Ontario, and a B.A. (Honours) in Economics from Queen’s University.

Directors

Rochelle Stenzler has served as the Chairperson of our board of directors since March 2011 and has been a member of our board of directors since March 2006. Ms. Stenzler has been the Principal of Rochelle Stenzler Consulting since 2004. Ms. Stenzler previously served as the President and General Manager of Pharma Plus Drugmarts Ltd., a retail drugstore company, from 1992 to 1997; the President of Revlon Canada Inc. from 1997 to 1998; the President, International Operations of TLC Laser Eye Centers Inc., an operator of refractive centers throughout North America and the world’s largest provider of laser vision correction, from 1999 to 2000; and the President and Chief Executive Officer of TouchLogic Corporation, a company that develops and markets on an outsourced basis interactive voice response solutions and services to North American businesses, from 2000 to 2003. Ms. Stenzler currently serves as a director and audit committee member at Humber River Hospital and a director at WPO (World Presidents Organization), Ontario and was previously a board advisor to PCAS (Patient Care Automation Services). Ms. Stenzler is a graduate of the University of Toronto with a BSc.Phm. and the Rotman School of Management, Institute of Corporate Directors, with an ICD.D.

Tomer Gold has served as a member of our board of directors since May 2013. Mr. Gold has been the Vice President, Research and Development of Dexcel Pharma Technologies Ltd., an international pharmaceutical company involved in the development, manufacture and commercialization of pharmaceuticals, since 2011. From 1999 to 2011, Mr. Gold was employed by Teva Pharmaceutical Ltd., a pharmaceutical company, and at his last position led the Pharmaceutical Development - European Union team of the Global Generic Research and Development branch. Mr. Gold holds a B.Sc. in Chemical Engineering and was granted a M.Sc. in Biomedical Engineering from the Technion—Israel Institute of Technology in Haifa, Israel.

Ronald Hosking has served as a member of our board of directors since January 2010. Mr. Hosking has been the Chief Financial Officer at PlantForm Corporation, a biopharmaceutical company, since December 2008. From 1997 to 2008, Mr. Hosking was Vice President Finance and Chief Financial Officer of PreMD Inc., a developer of point of care medical devices. Mr. Hosking is a C.P.A., C.A. and a graduate of the University of Toronto with a B.Com. (Finance).

Perry Molinoff has served as a member of our board of directors since May 2012. Dr. Molinoff has been a member of the faculty at the University of Pennsylvania since 1981, where he was the Vice Provost for Research from 2003 to 2006. He is an Emeritus Professor in the Department of Pharmacology at the University of Pennsylvania and has been an Adjunct Professor of Physiology and Neuroscience at the Medical University of South Carolina, or MUSC, Charleston, South Carolina since 2001. He has been the Chairman of Foundation for Research Development at MUSC since April 2014. Dr. Molinoff has been the Chairman of the Innovation Support Center, part of the Harrington Discovery Institute operating out of University Hospitals and Case Western Reserve University since 2012. He has previously been a member of the board of directors of both publicly traded and private companies including Palatin Technologies, Cypress Biosciences, Aegera Therapeutics and Cita Neuropharma. Dr. Molinoff received his M.D. from Harvard University.

Ilan Oren has served as a member of our board of directors since May 2013. Mr. Oren has served as the Vice President, Business Development at Dexcel Pharma Technologies Ltd., an international pharmaceutical company involved in the development, manufacture and commercialization of pharmaceuticals, since 2011. Mr. Oren has served on the board of two pharmaceutical companies, Roivant Sciences Ltd. and Axovant Sciences Ltd., since May 2014 and March 2015, respectively. He previously worked at L.E.K. Consulting, a life sciences advisory firm, from 2007 to 2011. Mr. Oren holds a B.A. in Economics from Harvard University.

Nan Hutchinson has served as a member of our board of directors since February 2014. Ms. Hutchinson was the Senior Vice President of Marketing and Sales for URL Pharma, a privately held pharmaceutical company, from November 2009 to October 2010. From April 2001 to November 2003, Ms. Hutchinson was a Vice President of Marketing at Bristol Myers Squibb, a biopharmaceutical company. She managed certain business units for Johnson & Johnson from 1986 to 2001. Ms. Hutchinson holds a B.Com. from Mount Allison University and a M.B.A. degree from Boston University.

Tamar Howson has served as a member of our board of directors since March 2015. Ms. Howson previously served as Senior Vice President at Bristol-Myers Squibb, a pharmaceutical company, from 2001 to 2007 and SmithKline Beecham, a pharmaceutical company, from 1996 to 2000. Ms. Howson currently serves as a business development and strategy consultant to biopharmaceutical companies and she also serves as a director at Enzymotec Ltd., Oxigene, Inc. and Organovo Holdings Inc. Ms. Howson has served as a member of the audit committees of Oxigene, Inc. since 2012 and Organovo Holdings Inc. since 2014. She has formerly served as a director at several biotechnology companies, including Actavis plc, Ariad Pharmaceuticals, Inc., Cardax, Inc., Idenix Pharmaceuticals Inc., NPS Pharmaceuticals Inc., SkyePharma PLC and Warner Chilcott plc. Ms. Howson holds an M.B.A from Columbia University, a M.S. from City University of New York, and a B.S. in Chemical Engineering from the Technion-Israel Institute of Technology.

Corporate Governance

Election of Officers; Arrangements Concerning Election of Directors; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. We are not a party to, and are not aware of, any voting agreements among our shareholders. There are no family relationships among our executive officers and directors.

We entered into an agreement in March 2013 with Dexxon Holdings Ltd., or Dexxon, pursuant to which Dexxon previously had the right to nominate two individuals for appointment to our board of directors, subject to approval of the TSXV. Pursuant to such agreement, Dexxon nominated Tomer Gold and Ilan Oren and such individuals were appointed to our board of directors in May 2013. Subsequent thereto, Messrs. Gold and Oren have been elected or re-elected, as applicable, by our shareholders as directors of Cynapsus; however, Messrs. Gold and Oren are no longer being appointed to our board of directors by Dexxon pursuant to such agreement. As of December 31, 2015, Dexxon Holdings Ltd./Dexcel Pharma Technologies Ltd. beneficially owned approximately 20.7% of our common shares. Mr. Gold is the Vice President – Research & Development of Dexcel Pharma Technologies Ltd. and Mr. Oren is the Vice President – Business Development of Dexcel Pharma Technologies Ltd.

Composition of our Board of Directors

Our board of directors is currently comprised of eight members. Our directors are elected at each annual general meeting of our shareholders and serve until the next annual meeting of shareholders or until their successors are elected or appointed, unless their positions are earlier vacated. Our articles provide that the number of directors may be between three and 15. Under the Canada Business Corporations Act, at least 25% of our directors must be resident Canadians (unless we have less than four directors, in which case, at least one director must be a resident Canadian).

Ms. Stenzler is currently the Chairman of our board of directors. No lead director has been appointed by our board of directors.

Director Independence

Our board of directors has determined that six of the eight members of our board of directors are “independent,” as defined under the NASDAQ rules and for purposes of Canadian securities laws and therefore, a majority of the directors on our board of directors is independent. For purposes of the NASDAQ rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board of directors, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as our employees and executive officers, are deemed by Canadian securities laws to have material relationships with us.

Mr. Giovinazzo is not independent because he is our President and Chief Executive Officer. Ms. Hutchinson is not independent as we have paid and are paying fees to Ms. Hutchinson for certain consulting services that she provides to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement” in this Annual Report on Form 10-K, which information is incorporated herein by reference.

Board of Directors’ Charter

The fundamental responsibility of our board of directors is to appoint a competent executive team and to oversee the management of our business, with a view to maximizing shareholder value and ensuring corporate conduct in an ethical and legal manner through an appropriate system of corporate governance and internal control. Our board of directors has adopted a charter to assist it in supervising the management of our business and affairs.

Orientation and Continuing Education

Director orientation and continuing education is conducted by our corporate governance, nominating and compensation committee. All newly elected directors will be provided with a comprehensive orientation on all aspects of our business and operations by our senior management. This will include familiarization with our reporting structure, strategic plans, significant financial, accounting and risk issues, compliance programs, policies and management and the external auditor. Existing directors will be periodically updated in respect of these matters.

For the purposes of orientation, new directors will be given the opportunity to meet with our President and Chief Executive Officer and select members of our board of directors to discuss our business and activities. The orientation program will be designed to assist the directors in fully understanding the nature and operation of our business, the role of the board and its committees, and the contributions that individual directors are expected to make.

Ethical Business Conduct

Our board of directors has adopted a code of business conduct and ethics, or Code of Ethics, that applies to all of our directors, officers and employees. Copies of our Code of Ethics may be obtained upon request from our Chief Operating Officer at 828 Richmond Street West, Toronto, Ontario M6J 1C9, telephone 416-703-2449.

A copy of our Code of Ethics has been provided to each of our directors, officers and employees, and all of our agents and representatives, including consultants. Each of our officers and directors is required to acknowledge that he or she has read such code and annually disclose any transactions or matters of potential conflict, and our other employees may be required to make similar disclosures from time to time. A copy of our Code of Ethics will be provided to each new director, officer and employee, and each such person will be required to acknowledge that he or she has read such code before commencing activities as a director, officer, or employee, as the case may be.

Our board of directors is responsible for determining appropriate actions to be taken in the event of violations of our Code of Ethics. Such actions will be reasonably designed to deter wrongdoing and to promote accountability for adherence to our Code of Ethics.

The full text of our Code of Ethics is posted on the Investor Relations/Corporate Governance section of our website at www.cynapsus.ca. The reference to our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report. We intend to disclose future amendments to our Code of Ethics, or waivers of these provisions, that are required to be disclosed under the rules of the SEC or NASDAQ on our website or in public filings.

We also have adopted Securities Trading and Reporting Guidelines regarding insider trading and confidentiality that prohibits our personnel from, without limitation, trading in our securities while in possession of material nonpublic information regarding our company or tipping or disclosing material nonpublic information to outsiders.

Committees of our Board of Directors

Our board of directors has established two committees: the audit committee and the corporate governance, nominating and compensation committee. All of our committee members are “independent,” as defined under the NASDAQ rules and for purposes of Canadian securities laws.

Audit Committee

Our audit committee is currently comprised of four members, including Mr. Hosking (Chairman), Mr. Oren, Ms. Stenzler and Ms. Howson. Each member of our audit committee is a non-employee member of our board of directors. We have designated Mr. Hosking as our “audit committee financial expert,” as defined under Item 407 of Regulation S-K. In addition, each member of our audit committee is financially literate, as required by the NASDAQ rules and Canadian securities laws. All of the members of our audit committee are “independent” members of our board of directors, as required by the NASDAQ rules and Canadian securities laws.

Our audit committee is responsible for overseeing our financial reporting processes on behalf of our board of directors. Our independent auditors report directly to our audit committee. Specific responsibilities of our audit committee include, without limitation:

•	meeting with management and the independent auditor to review and discuss and to recommend to our board of directors for approval prior to public disclosure, the audited annual consolidated financial statements and unaudited quarterly consolidated financial statements, including reviewing the specific disclosures in management’s discussion and analysis of financial condition and results of operations and the quarterly interim reports;

•	reviewing with management and the independent auditor major issues regarding accounting principles and financial statement presentations, including any significant changes in our selection or application of accounting principles and major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;

•	discussing with management our material financial risk exposures and the steps management has taken to monitor and control these exposures, including our financial risk assessment and financial risk management policies;

•	recommending to the board of directors the appointment of the independent auditor, and overseeing and reviewing the independent auditor engaged, for the purpose of preparing or issuing any audit report or performing other audit, review or attest services for us;

•	reviewing and approving the audit plans, scope and proposed audit fees to be paid to the independent auditor for audit services and pre-approving the retention of the independent auditor for any permitted non-audit service;

•	reviewing with an appropriate officer our compliance policies, legal matters and any reports or inquiries received from regulators or governmental agencies that could have a material effect upon our financial position and that are not subject to the oversight of another committee of our board of directors; and

•	administering procedures (as set forth in our audit committee charter) for the receipt, retention and follow-up of complaints received by us regarding accounting, internal control over financial reporting, disclosure controls and procedures or auditing matters and the confidential, anonymous submission of concerns by our employees regarding any of these matters.

Each member of the audit committee has experience reviewing financial statements and dealing with related accounting and auditing issues.

The audit committee has the sole authority to pre-approve all audit and permitted non-audit services provided by the independent auditor.

Corporate Governance, Nominating and Compensation Committee

Our corporate governance, nominating and compensation committee is currently comprised of four members, including Dr. Molinoff (Chairman), Mr. Gold, Mr. Hosking and Ms. Stenzler. Ms. Hutchinson was previously a member of our corporate governance, nominating and compensation committee from May 7, 2014 to March 8, 2016. All of the members of our corporate governance, nominating and compensation committee are “independent” directors, as defined under the NASDAQ rules and for purposes of Canadian securities laws.

The principal responsibilities of our corporate governance, nominating and compensation committee include: (a) reviewing the compensation of the executive officers and directors of our company and providing recommendations to our board of directors; (b) developing a corporate governance structure, reviewing the corporate governance practices of our company and assessing the functioning of our board of directors, its committees and its individual members; and (c) reviewing and assessing the skills and competencies required and exhibited by the members of our board of directors and providing recommendations concerning individuals qualified to serve as members, and as members of committees, of our board of directors.

With respect to the compensation function, the committee acts on behalf of our board of directors in all matters pertaining to the appointment, compensation, benefits and termination of members of our executive officers. The committee reviews our goals and objectives relevant to the compensation of our senior management team, as well as any annual salary, bonus, pension, severance and termination arrangements and other benefits, direct and indirect, of our executive officers, and makes recommendations to our board of directors and/or management, as appropriate.

Specific responsibilities of the committee relating to the compensation function include, without limitation:

•	reviewing management succession plans and processes of the Chief Executive Officer and President, the Chief Financial Officer and Chief Operating Officer, and any other senior employees designated for this purpose by the committee from time to time, our executive officers, and making recommendations to our board of directors and/or management, as appropriate;

•	reviewing any annual salary, bonus, pension, severance and termination arrangements and other benefits, direct and indirect, of our executive officers and making recommendations to our board of directors and/or management, as appropriate;

•	reviewing and making recommendations to our board of directors concerning the adoption, amendment or termination of employee compensation plans; and

•	reviewing any proposed disclosure relating to executive compensation.

The corporate governance, nominating and compensation committee also assists our board of directors in carrying out its responsibilities by reviewing corporate governance and nomination issues and making recommendations to our board of directors, as appropriate. The committee is responsible for identifying individuals qualified to become directors, recommending to our board of directors proposed nominees for election to the board and overseeing the board’s overall approach to governance, board processes and leadership. In identifying potential board members, the corporate governance, nominating and compensation committee considers, among other things, the competencies and skills the board as a whole should possess, criteria for candidates after considering the competencies and skills of existing directors, and the competencies and skills of each potential new nominee.

Specific responsibilities of the committee relating to the corporate governance and nominating function include, without limitation:

•	acting in an advisory capacity to our board of directors on corporate governance and director succession issues;

•	recommending suitable candidates for nomination for election as directors; and

•	developing, maintaining, monitoring and updating corporate governance principles and policies as may be determined by our board of directors or the committee to be appropriate for us.

NASDAQ Quorum Requirement

NASDAQ Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of certain of the requirements of the Rule 5600 Series. However, a foreign private issuer that follows a home country practice in lieu of one or more provisions of the NASDAQ listing rules is required to disclose in its annual reports filed with the SEC each such requirement that it does not follow and describe the home country practice followed by the issuer in lieu of those requirements.

We do not follow Rule 5620(c), but instead follow our home country practice. The NASDAQ minimum quorum requirement under Rule 5620(c) for a meeting of shareholders is 33.33% of the outstanding common shares. In addition, Rule 5620(c) requires that an issuer listed on NASDAQ state its quorum requirement in its bylaws. Our bylaws indicate that at any meeting of our shareholders, two persons present in person, each being a shareholder entitled to vote at the meeting or a duly appointed proxyholder or representative for a shareholder so entitled, would constitute a quorum for the transaction of any business of the company. The foregoing is consistent with the laws, customs, and practices in Canada.

ITEM 11. EXECUTIVE COMPENSATION.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. For the year ended December 31, 2015, our named executive officers are:

•	Anthony Giovinazzo, our President, Chief Executive Officer, or CEO, and a director;
•	Albert Agro, our Chief Medical Officer, or CMO;
•	Thierry Bilbault, our Chief Scientific Officer, or CSO, and Executive Vice President, Chemistry, Manufacturing and Controls, or EVP; and
•	Andrew Williams, our Chief Operating Officer, or COO, and Chief Financial Officer, or CFO.

Summary Compensation Table

The following table sets forth a summary of all compensation that was awarded to, earned by or paid to, as applicable, each of our named executive officers for the year ended December 31, 2015.

Name and principal position	Salary (Cdn$)	Bonus (Cdn$)(1)	Stock awards (Cdn$)	Option awards (Cdn$)(2)(3)	Nonequity incentive plan compensation (Cdn$)	Nonqualified deferred compensation earnings (Cdn$)	All Other Compensation (Cdn$)	Total (Cdn$)
Anthony Giovinazzo, President, CEO	374,556	258,824	-	2,668,784	-	-	23,263	3,325,427
Albert Agro, CMO	298,494	95,867	-	1,443,996	-	-	-	1,838,357
Thierry Bilbault, CSO, EVP	299,501	110,869	-	1,144,748	-	-	-	1,555,118
Andrew Williams, COO, CFO	250,618	104,277	-	1,443,996	-	-	-	1,798,891

(1)	Represents cash bonuses awarded pursuant to our annual incentive plan, as set forth in the applicable employment agreements with our named executive officers.

(2)	The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to our named executive officers during 2015, computed in accordance with IFRS 2 – Share-based Payment. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Share-based payments.” Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the options.

(3)	During the fiscal year ended December 31, 2015, (i) Mr. Giovinazzo was awarded options exercisable for an aggregate of 170,000 of our common shares with a weighted average exercise price of Cdn$21.54 per share in connection with his employment as our President, Chief Executive Officer and a director; (ii) Dr. Agro was awarded options exercisable for an aggregate of 93,750 of our common shares with a weighted average exercise price of Cdn$21.57 per share in connection with his employment as our Chief Medical Officer; (iii) Dr. Bilbault was awarded options exercisable for an aggregate of 71,875 of our common shares with a weighted average exercise price of Cdn$21.51 per share in connection with his employment as our Chief Scientific Officer and Executive Vice President, Chemistry, Manufacturing and Controls.; and (iv) Mr. Williams was awarded options exercisable for an aggregate of 93,750 of our common shares with a weighted average exercise price of Cdn$21.57 per share in connection with his employment as our Chief Operating Officer and Chief Financial Officer.

Elements of Compensation

We seek to achieve our compensation objectives through different elements of compensation, including salary and both short-term and long-term incentive plans, with the incentives having both equity and non-equity components. We believe that these various elements are important to effectively achieve the objectives of our executive compensation philosophy.

These elements of our named executive officers’ compensation are:

•	base salaries;
•	annual performance bonuses; and
•	participation in our Stock Option Plan.

We also have a health, dental and disability insurance benefits program for our employees. If the circumstances require, our corporate governance, nominating and compensation committee may, in its sole discretion, recommend employment conditions that are different from the policies in effect.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, which may be terminated at any time by the named executive officer or us for any reason. The agreements provide for the principal terms and conditions of our named executive officers’ employment, including, without limitation, their base salary; an annual discretionary bonus, as determined by our board of directors, based on the achievement of agreed-upon corporate objectives; participation in our Stock Option Plan, group insurance and benefit plan; vacation time; and reimbursement of reasonable business expenses. Mr. Giovinazzo’s employment agreement also provides for certain additional benefits, including certain life insurance coverage, a car allowance in the amount of Cdn$1,000 per month and reimbursement for related expenses, including gas and insurance. The employment agreements of Messrs. Giovinazzo, Agro, Bilbault and Williams also provide for a certain number of personal days, with pay. During the year ended December 31, 2015, our corporate governance, nominating and compensation committee engaged the services of an internationally recognized compensation consulting firm to provide independent advice on our executive and director compensation program.

Pursuant to the employment agreements, as amended effective October 1, 2015, the base salary and discretionary bonus amounts for each of our named executive officers is as follows:

Named Executive Officer	Base Salary (Cdn$)	Bonus (% of Base Salary)		Target Bonus Amount (Cdn$)
Anthony Giovinazzo	$455,396	50	%(1)	$227,698
President, CEO
Albert Agro	$421,911	30	%(2)	$168,764
CMO
Thierry Bilbault	$401,820	30	%(3)	$120,546
CSO, EVP
Andrew Williams	$334,850	30	%(4)	$100,455
COO, CFO

(1)    Mr. Giovinazzo’s annual bonus may be increased to up to 75% of his base salary, as determined by our board of directors, based on an overachievement of goals.

(2)    Dr. Agro’s annual bonus may be increased to up to 40% of his base salary, as determined by our board of directors, based on an overachievement of goals.

(3)    Dr. Bilbault’s annual bonus may be increased to up to 40% of his base salary, as determined by our board of directors, based on an overachievement of goals.

(4)    Mr. Williams’s annual bonus may be increased to up to 40% of his base salary, as determined by our board of directors, based on an overachievement of goals.

The annual bonus is based on criteria approved by our board of directors, and relayed to the named executive officer, which criteria reflect our annual corporate goals and the role of the named executive officer in attaining such goals.  The named executive officer is entitled to annual reviews of his base salary and annual bonus or any changes to the bonus plan or other forms of compensation paid or granted to the named executive officer by us as may be determined from time to time by our board of directors. The base salary takes into account the prevailing market conditions and comparative base salaries as well as changes in our financial condition, market capitalization, growth and corporate size, among other factors.

The employment agreements with our named executive officers also provide for certain payments to our named executive officers in connection with certain termination and change of control events, as discussed below.

Termination by Us With Cause - We are entitled, in our sole discretion, to terminate the employment of our named executive officers, without notice or payment in lieu of notice, for cause (as defined in the employment agreements with our named executive officers). We have no obligation to our named executive officers after the effective date of such termination except for payment of any base salary accrued to the date of termination and any other amounts that have accrued but not yet been paid in accordance with any benefit plan prior to the date of termination. Our named executive officers are not entitled to receive any bonus in the event of termination with cause.

Termination by Us Without Cause

We are entitled in our sole discretion to terminate Mr. Giovinazzo’s employment agreement at any time without cause upon 18 months’ notice to Mr. Giovinazzo, or payment in lieu of notice. Upon such termination by us, we must provide Mr. Giovinazzo with written notice or payment in lieu thereof and an amount equal to the average of the annual bonus paid to Mr. Giovinazzo in each of the three most recent completed financial years, divided by 12 and multiplied by 18 (Mr. Giovinazzo’s “Deemed Annual Bonus”), together with all amounts which Mr. Giovinazzo would have been entitled to during such period and a continuation of (a) benefits coverage during such period in respect of the elements which are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws; and (b) the additional benefits set out in Schedule “A” to Mr. Giovinazzo’s employment agreement for a period of 18 months. We must pay the amount equal to the 18 months of base salary on our regular payroll dates or in a lump sum as of the effective date of termination.

We are entitled in our sole discretion to terminate Mr. Agro’s employment agreement at any time without cause upon four months’ notice plus one additional month’s notice to Mr. Agro for every full year of employment (starting from June 1, 2013), to a maximum of 12 months, or payment in lieu of notice. Upon such termination by us, we must provide Mr. Agro with written notice or payment in lieu thereof and an amount equal to the average of the annual bonus paid to Mr. Agro in each of the three most recent completed financial years, pro-rated to the effective date of termination (Mr. Agro’s “Deemed Annual Bonus”), together with all amounts which Mr. Agro would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements which are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws. We have the option to pay the amount equal to the base salary on our regular payroll dates or in a lump sum as of the effective date of termination.

We are entitled in our sole discretion to terminate Mr. Bilbault’s employment agreement at any time without cause upon six months’ notice plus one additional month’s notice to Mr. Bilbault for every full year of employment (starting from October 6, 2014), to a maximum of 12 months, or payment in lieu of notice. Upon such termination by us, we must provide Mr. Bilbault with written notice or payment in lieu thereof and an amount equal to the average of the annual bonus paid to Mr. Bilbault in each of the three most recent completed financial years, pro-rated to the effective date of termination (Mr. Bilbault’s “Deemed Annual Bonus”), together with all amounts which Mr. Bilbault would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements which are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws. We have the option to pay the amount equal to the base salary on our regular payroll dates or in a lump sum as of the effective date of termination.

We are entitled in our sole discretion to terminate Mr. William’s employment agreement at any time without cause upon four months’ notice plus one additional month’s notice to Mr. Williams for every full year of employment (starting from January 1, 2006), to a maximum of 14 months, or payment in lieu of notice. Upon such termination by us, we must provide Mr. Williams with written notice or payment in lieu thereof and an amount equal to the average of the annual bonus paid to Mr. Williams in each of the three most recent completed financial years, divided by 12 and multiplied by 14 (Mr. Williams’s “Deemed Annual Bonus”), together with all amounts which Mr. Williams would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements which are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws. We have the option to pay the amount equal to the 14 months of base salary on our regular payroll dates or in a lump sum as of the effective date of termination.

Termination by the Named Executive Officer - Each of our named executive officers is entitled in his sole discretion to terminate his employment agreement for any reason at any time upon 60 days’ prior written notice to us. Upon such termination, we have no obligation to the named executive officer after the effective date of termination except for payment of any base salary accrued to the date of termination, the applicable Deemed Annual Bonus and any other amounts that have accrued but not yet been paid prior to the date of termination, including any amounts owing in accordance with any benefit plan (and, in the case of Mr. Giovinazzo, additional benefits as set out in Schedule “A” of Mr. Giovinazzo’s employment agreement).

Termination by Either Party – Either party is entitled to terminate the employment agreement: (i) if the other party breaches a term of the employment agreement and such breach is not cured within 10 days after the date of written notice; or (ii) in certain circumstances relating to bankruptcy of the other party.

In the event of termination by Mr. Giovinazzo in accordance with paragraph (i) or (ii) above, we must pay to Mr. Giovinazzo a lump sum equal to 18 months of base salary and the applicable Deemed Annual Bonus, together with all amounts which Mr. Giovinazzo would have been entitled to during such period and a continuation of: (a) benefits coverage during such period in respect of the elements which are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws; and (b) the benefits set out in Schedule “A” of Mr. Giovinazzo’s employment agreement for a period of 18 months.

In the event of termination by Dr. Agro in accordance with paragraph (i) or (ii) above, we must pay to Mr. Agro a lump sum equal to four months plus one additional month for every full year of employment (starting from April 8, 2013) of base salary, to a maximum of 12 months, and the applicable Deemed Annual Bonus, together with all amounts which Dr. Agro would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements that are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws.

In the event of termination by Dr. Bilbault in accordance with paragraph (i) or (ii) above, we must pay to Dr. Bilbault a lump sum equal to six months plus one additional month for every full year of employment (starting from October 6, 2014) of base salary, to a maximum of 12 months, and the applicable Deemed Annual Bonus, together with all amounts which Dr. Bilbault would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements that are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws.

In the event of termination by Mr. Williams in accordance with paragraph (i) or (ii) above, we must pay to Mr. Williams a lump sum equal to four months plus one additional month for every full year of employment (starting from January 1, 2006) of base salary, to a maximum of 14 months, and the applicable Deemed Annual Bonus, together with all amounts which Mr. Williams would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements that are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws.

In the event of termination by us in accordance with paragraph (i) or (ii) above, we have no obligation to the named executive officer after the effective date of termination except for payment of any base salary accrued to the date of termination and any other amounts which have accrued but not yet been paid prior to the date of termination, including any amounts owing in accordance with any benefit plan. The named executive officer is not entitled to receive any bonus in the event of termination by us pursuant to paragraphs (i) or (ii) above.

Change of Control

Upon a change of control (as defined in the employment agreement) and for a period of nine months thereafter, in the event of termination of the employment agreement by us, or the purchaser or other third party, as the case may be, other than for cause (as defined in the employment agreement), or by Mr. Giovinazzo for good reason (as defined in the employment agreement), we, or the purchaser or other third party, as the case may be, must pay to Mr. Giovinazzo a lump sum equal to 18 months of base salary and the applicable Deemed Annual Bonus, together with all amounts which Mr. Giovinazzo would have been entitled to during such period and a continuation during such period of: (a) benefits coverage in respect of the elements that are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws; and (b) the benefits set out in Schedule “A” of Mr. Giovinazzo’s employment agreement in accordance with the terms of any applicable benefit plan then in place and applicable laws.

Upon a change of control (as defined in the employment agreement) and for a period of nine months thereafter, in the event of termination of the employment agreement by us, or the purchaser or other third party, as the case may be, other than for cause (as defined in the employment agreement), or by Dr. Agro, Dr. Bilbault or Mr. Williams, as applicable, for good reason (as defined in the employment agreement), we, or the purchaser or other third party, as the case may be, must pay to the applicable named executive officer (a) a lump sum equal to 12 months of base salary (in the case of to Dr. Agro or Dr. Bilbault) or a lump sum equal to 14 months of base salary (in the case of Mr. Williams), and (b) the applicable Deemed Annual Bonus, together with all amounts to which Dr. Agro, Dr. Bilbault or Mr. Williams, as applicable, would have been entitled to during such period and a continuation of benefits coverage during such period in respect of the elements that are permitted to be continued in accordance with the terms of the benefit plan then in place and applicable laws.

Termination for Death or Disability - In the event of the death or disability (as defined in the employment agreements) of the named executive officer, we must pay to the named executive officer an amount equal to the base salary accrued to the date of termination and the applicable Deemed Annual Bonus, together with all amounts which have accrued but not yet been paid prior to the date of termination, including any amounts owing in accordance with any benefit plan.

We have also entered into non-disclosure, non-solicitation and non-competition agreements (the “NDA Agreements”) with our named executive officers prohibiting them from competing with us and soliciting our clients for a period of one year following termination and also prohibiting soliciting our employees for a period of two years following termination.

We have also entered into indemnification agreements with our executive officers and directors providing for indemnification against certain risks arising in connection with their service as executive officers and directors, as applicable, of Cynapsus.

The foregoing is a summary description of certain terms of the employment agreements, NDA Agreements and indemnification agreements with our executive officers and directors, as applicable, and is qualified in its entirety by reference to such agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options held as of December 31, 2015.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (Shares)		Number of Securities Underlying Unexercised Options Unexercisable (Shares)	Option Exercise Price	Option Expiration Date
Anthony Giovinazzo	March 4, 2011	1,250	(1)	-	$16.00	March 4, 2016
President, CEO	March 1, 2013	23,332	(2)	-	$7.36	March 1, 2018
	May 20, 2014	55,250	(3)	-	$10.40	May 20, 2019
	December 5, 2014	3,125	(4)	-	$19.84	December 5, 2019
	April 2, 2015	15,938	(5)	47,812	$21.76	April 2, 2020
	September 18, 2015	21,250	(6)	85,000	$21.40	September 18, 2025
Albert Agro	March 23, 2012	4,375	(7)	-	$16.00	March 23, 2017
CMO	May 1, 2013	13,562	(8)	-	$5.76	May 1, 2018
	May 20, 2014	21,875	(9)	-	$10.40	May 20, 2019
	April 2, 2015	10,938	(10)	32,812	$21.76	April 2, 2020
	September 18, 2015	10,000	(11)	40,000	$21.40	September 18, 2025
Thierry Bilbault	December 5, 2014	15,234	(12)	25,391	$19.84	December 5, 2019
CSO, EVP	April 2, 2015	5,469	(13)	16,406	$21.76	April 2, 2020
	September 18, 2015	10,000	(14)	40,000	$21.40	September 18, 2025
Andrew Williams	March 4, 2011	1,250	(15)	-	$16.00	March 4, 2016
COO, CFO	August 19, 2011	2,500	(16)	-	$16.00	August 19, 2016
	March 23, 2012	5,937	(17)	-	$16.00	March 23, 2017
	August 29, 2012	312	(18)	-	$16.00	August 29, 2019
	May 1, 2013	21,250	(19)	-	$5.76	May 1, 2018
	May 20, 2014	22,187	(20)	-	$10.40	May 20, 2019
	December 5, 2014	625	(21)	-	$19.84	December 5, 2019
	April 2, 2015	10,938	(22)	32,812	$21.76	April 2, 2020
	September 18, 2015	10,000	(23)	40,000	$21.40	September 18, 2025

(1)	Options vested 33.3% on each of March 4, 2011, September 4, 2011, and March 4, 2012.

(2)	Options vested 33.3% on each of September 1, 2013, March 1, 2014 and September 1, 2014.

(3)	Options vested 33.3% on each of May 20, 2014, November 20, 2014, and May 20, 2015.

(4)	Options vested December 5, 2014.

(5)	Options vested or will vest, as applicable, 25% on each of April 2, 2015, April 2, 2016, April 2, 2017 and April 2, 2018.

(6)	Options vested or will vest, as applicable, 20% on each of September 18, 2015, September 18, 2016, September 18, 2017, September 18, 2018 and September 18, 2019.

(7)	Options vested 33.3% on each of March 23, 2012, September 23, 2012, and March 23, 2013.

(8)	Options vested 33.3% on each of May 1, 2013, November 1, 2013, and May 1, 2014.

(9)	Options vested 33.3% on each of May 20, 2014, November 20, 2014, and May 20, 2015.

(10)	Options vested or will vest, as applicable, 25% on each of April 2, 2015, April 2, 2016, April 2, 2017 and April 2, 2018.

(11)	Options vested or will vest, as applicable, 20% on each of September 18, 2015, September 18, 2016, September 18, 2017, September 18, 2018 and September 18, 2019.

(12)	Options vested or will vest, as applicable, 12.5% on each of December 5, 2014, June 5, 2015, December 5, 2015, June 5, 2016, December 5, 2016, June 5, 2017, December 5, 2017, and June 5, 2018.

(13)	Options vested or will vest, as applicable, 25% on each of April 2, 2015, April 2, 2016, April 2, 2017 and April 2, 2018.

(14)	Options vested or will vest, as applicable, 20% on each of September 18, 2015, September 18, 2016, September 18, 2017, September 18, 2018 and September 18, 2019.

(15)	Options vested 33.3% on each of March 4, 2011, September 4, 2011, and March 4, 2012.

(16)	Options vested August 19, 2011.

(17)	Options vested 33.3% on each of March 23, 2012, September 23, 2012, and March 23, 2013.

(18)	Options vested August 29, 2012.

(19)	Options vested 33.3% on each of May 1, 2013, November 1, 2013, and May 1, 2014.

(20)	Options vested 33.3% on each of May 20, 2014, November 20, 2014, and May 20, 2015.

(21)	Options vested December 5, 2014.

(22)	Options vested or will vest, as applicable, 25% on each of April 2, 2015, April 2, 2016, April 2, 2017 and April 2, 2018.

(23)	Options vested or will vest, as applicable, 20% on each of September 18, 2015, September 18, 2016, September 18, 2017, September 18, 2018 and September 18, 2019.

Employee Benefit Plans

Our named executive officers are eligible to participate in our employee benefit plans, including our Stock Option Plan and annual incentive plan, as set forth in the employment agreements with our named executive officers (as discussed above), as well as our executive health, dental and disability insurance benefits program.

Stock Option Plan

Our Stock Option Plan is a 10% “rolling” plan. Our Stock Option Plan was established to provide an incentive to our directors, officers, employees and consultants to achieve our longer-term objectives, to give suitable recognition to the ability and skill of such persons who contribute materially to our success, and to attract and retain persons of experience and ability by providing them with the opportunity to acquire an increased proprietary interest in our company.

The Stock Option Plan is administered by our board of directors. In administering the Stock Option Plan, our board of directors may select participants to whom options are granted, determine the terms relating to options, including the number of our common shares subject to option, the exercise price and the expiration date of each option, and any vesting limitations.

The Stock Option Plan provides that the aggregate number of common shares available for issuance, from time to time, under the plan may not exceed 10% of our issued and outstanding common shares. In addition, the aggregate number of common shares available for issuance under the plan to (i) any one person may not exceed 5% of our issued and outstanding common shares, (ii) to our insiders may not exceed 10% of our issued and outstanding common shares, (iii) to any eligible consultant may not exceed 2% of our issued and outstanding common shares, and (iv) to persons employed in investor relations activities may not exceed 2% of our issued and outstanding common shares, each on (on a non-diluted basis) in any 12 month period (including the common shares that are subject to such option).

Our Stock Option Plan provides for the immediate vesting of all unvested options in the event of a takeover bid resulting in a change of control.

The foregoing is a summary description of certain terms of our Stock Option Plan and is qualified in its entirety by reference to the Stock Option Plan, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Director Compensation

The following table shows information regarding the compensation earned by our non-employee directors for the year ended December 31, 2015. Mr. Giovinazzo, our President and Chief Executive Officer, receives no compensation for his service as a director. The compensation received by Mr. Giovinazzo as an employee is described in “Executive Compensation — Summary Compensation Table” herein.

Name	Fees Earned or Paid in Cash (Cdn$)(1)		Option Awards (Cdn$)(2)		All Other Compensation	Total
Rochelle Stenzler	$175,364		$391,900	(3)	$-	$567,264
Ron Hosking	$128,330		$296,994	(4)	$-	$425,324
Dr. Perry Molinoff	$74,318		$279,250	(5)	$-	$353,568
Nan Hutchinson	$125,283	(6)	$226,944	(7)	$-	$352,227
Tamar Howson	$89,687		$195,000	(8)	$-	$284,687
Ilan Oren	$12,577		$324,870	(9)	$-	$337,447
Tomer Gold	$70,807		$226,944	(10)	$-	$297,751

(1)	Represents retainer and meeting fees for service as a director, which is paid in quarterly installments.

(2)	The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the directors during 2015, computed in accordance with IFRS 2. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Share-based payments.” Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the directors upon exercise of the options.

(3)	As of December 31, 2015, Ms. Stenzler beneficially owned options exercisable for an aggregate of 45,124 of our common shares with a weighted average exercise price of Cdn$17.24 per share.

(4)	As of December 31, 2015, Mr. Hosking beneficially owned options exercisable for an aggregate of 29,937 of our common shares with a weighted average exercise price of Cdn$17.51 per share.

(5)	As of December 31, 2015, Dr. Molinoff beneficially owned options exercisable for an aggregate of 26,875 of our common shares with a weighted average exercise price of Cdn$17.84 per share.

(6)	Includes Cdn$52,726 that Ms. Hutchinson received for certain consulting services provided to us pursuant to the Consulting and Advisory Agreement effective July 1, 2015 between us and Hutchinson and Associates LLC.

(7)	As of December 31, 2015, Ms. Hutchinson beneficially owned options exercisable for an aggregate of 16,874 of our common shares with a weighted average exercise price of Cdn$20.50 per share.

(8)	As of December 31, 2015, Ms. Howson beneficially owned options exercisable for an aggregate of 12,500 of our common shares with a weighted average exercise price of Cdn$21.47 per share.

(9)	As of December 31, 2015, Mr. Oren beneficially owned options exercisable for an aggregate of 19,500 of our common shares with a weighted average exercise price of Cdn$21.40 per share.

(10)	As of December 31, 2015, Mr. Gold beneficially owned options exercisable for an aggregate of 19,499 of our common shares with a weighted average exercise price of Cdn$18.70 per share.

Compensation of our directors in the fiscal year ended December 31, 2015 was based on annual retainer fees, attendance, and board of directors and Committee meeting fee rates recommended by our corporate governance, nominating and compensation committee and approved by our board of directors. All retainer and meeting fees are paid on a quarterly basis. The following information details compensation paid to our directors in the fiscal year ended December 31, 2015.

Between January 1, 2015 and September 30, 2015, our annual retainer fees were as follows. The Chair of our board of directors received a retainer of Cdn$60,000 per year, and each non-Chair member of our board of directors received a retainer of Cdn$30,000 per year. For our audit committee, the Chair of such committee received a retainer of Cdn$10,000 per year, and each non-Chair member received a retainer of Cdn$5,000 per year. For the corporate governance, nominating and compensation committee, the Chair of such committee received a retainer of Cdn$8,000 per year, and each non-Chair member received a retainer of Cdn$5,000 per year. In addition, each director was paid attendance fees of Cdn$1,500 for each regular board of directors meeting attended in person and Cdn$750 per meeting attended by conference call. For the Committees, each member was paid Cdn$1,000 for each Committee meeting attended in person and Cdn$500 per Committee meeting attended by conference call. In connection with our public offering in the United States that was completed on June 23, 2015 and other related matters, our board of directors established a Special Committee consisting of Rochelle Stenzler (chair), Ronald Hosking and Tamar Howson. For the Special Committee, the Chair of such committee received a retainer of Cdn$50,000, and each non-Chair member received a retainer of Cdn$30,000. In addition, each Special Committee member was paid meeting fees at the same rate paid for board of director meetings.

Effective October 1, 2015, based on the competitive study prepared by compensation consultants engaged by the corporate governance, nominating and compensation committee, we revised the compensation approach to include only fixed retainer fees and to eliminate meeting fees. In particular, the Chair of our board of directors currently receives a retainer of US$60,000 per year, and each non-Chair member of our board of directors receives a retainer of US$30,000 per year. For our audit committee, the Chair of such committee receives a retainer of US$15,000 per year, and each non-Chair member receives a retainer of US$7,500 per year. For the corporate governance, nominating and compensation committee, the Chair of such committee receives a retainer of US$15,000 per year, and each non-Chair member receives a retainer of US$7,500 per year.

There are no special arrangements between us and any of the members of our board of directors with respect to fees.

Directors are entitled to participate in the Stock Option Plan, which is designed to give each option holder an interest in preserving and maximizing shareholder value in the long term. Individual grants are determined on an annual basis by the recommendation of our corporate governance, nominating and compensation committee and approval of our board of directors. New directors are typically granted 15,000 stock options upon their initial appointment to our board of directors. In addition, each director is typically granted stock options annually to purchase a minimum of 10,000 shares at fair market value, with the total number of stock options granted each year based on our corporate governance, nominating and compensation committee’s annual assessment of individual director contribution.

Executive officers who also serve as members of our board of directors do not receive any additional compensation for services rendered in their capacity as directors. In addition, between January 1, 2015 and September 30, 2015, director Ilan Oren did not receive any annual retainer or meeting fees for services in his capacity as a director; however, effective as of October 1, 2015, Mr. Oren has begun receiving such annual retainer fees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, that has one or more of its executive officers serving as a director or member of our corporate governance, nominating and compensation committee. None of the individuals who were members of our corporate governance, nominating and compensation committee during the fiscal year ended December 31, 2015 were, during such fiscal year or formerly, officers of Cynapsus.

The information set forth under “Item 10. Directors, Executive Officers and Corporate Governance –Committees of our Board of Directors—Corporate Governance, Nominating and Compensation Committee” and “—Director Independence;” and the information set forth under “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons – Consulting Agreement,” “—Financing Transactions” and “—Other Agreements with Certain Significant Shareholders, Executive Officers and Directors;” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common shares as of December 31, 2015 (unless otherwise indicated) by:

•	each person known to us to beneficially own more than 5% of our outstanding common shares;
•	each of our directors and named executive officers individually; and
•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership is based upon information supplied by our officers, directors and principal shareholders and/or a review of Schedules 13D and 13G, if any, and other documents filed with the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include common shares issuable pursuant to the exercise of stock options or warrants that were either immediately exercisable as of December 31, 2015 or exercisable within 60 days thereafter. These common shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws.

The percentage ownership information under the column entitled “Percentage of Common Shares Beneficially Owned” is based on 12,278,133 common shares outstanding as of December 31, 2015. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Cynapsus Therapeutics Inc., 828 Richmond Street West, Toronto, Ontario M6J 1C9, Canada.

Name of beneficial owner	Number of common shares beneficially owned	Percentage of common shares beneficially owned
Greater than 5% Shareholders
Adage Capital Partners, L.P.(1)	650,000	5.3%
Aisling Capital III, LP(2)	1,021,381	8.3%
Dexcel Pharma Technologies Ltd./Dexxon Holdings Ltd.(3)	2,725,200	20.7%
Franklin Advisers, Inc.(4)	1,476,565	12.0%
OrbiMed Private Investments V, LP(5)	1,227,353	9.9%
Visium Balanced Master Fund, Ltd.(6)	750,000	6.1%

Named Executive Officers and Directors
Anthony Giovinazzo(7)	210,077	1.7%
Dr. Thierry Bilbault(8)	30,703	*
Dr. Albert Agro(9)	60,750	*
Andrew Williams(10)	82,389	*
Tomer Gold(11)	19,499	*
Ronald Hosking(12)	31,343	*
Tamar Howson(13)	12,500	*
Nan Hutchinson(14)	16,874	*
Dr. Perry Molinoff(15)	26,875	*
Ilan Oren(16)	19,500	*
Rochelle Stenzler(17)	46,248	*

All directors and executive officers as a group(18) (11 persons)	556,758	4.4%

* Represents less than 1%.

(1)	Based on a Schedule 13G filed with the SEC on August 28, 2015, includes 650,000 common shares held directly by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), which shares voting and investment power over such common shares with the following beneficial holders: (i) Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), the general partner of ACP; (ii) Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), the managing member of ACPGP, the general partner of ACP; (iii) Robert Atchinson, a managing member of ACA, the managing member of ACPGP, the general partner of ACP; and (iv) Phillip Gross, a managing member of ACA, the managing member of ACPGP, the general partner of ACP. The address of such beneficial holders is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.
(2)	Based on Amendment No. 1 to a Schedule 13G/A filed with the SEC on February 5, 2016, Aisling Capital III, LP, a Delaware limited partnership (“Aisling”), has sole voting and investment power over such common shares. The following beneficial holders also have sole voting and investment power over such common shares: (i) Aisling Capital Partners III, LP, a Delaware limited partnership (“Aisling Partners”), a general partner of Aisling; and (ii) Aisling Capital Partners III LLC, a Delaware limited liability company (“Aisling Partners GP”), a general partner of Aisling Partners. The following beneficial holders also have shared voting and investment power over such common shares: Steve Elms, Dennis Purcell and Andrew Schiff, each a managing member of Aisling Partners GP. The address of such beneficial holders is 888 Seventh Avenue, 12th Floor, New York, New York 10106.
(3)	Includes (i) 384,615 common shares held by Dexcel Pharma Technologies Ltd. (“Dexcel”); (ii) 1,480,426 common shares held by Dexxon Holdings Ltd. (“Dexxon”); (iii) 384,615 common shares issuable upon exercise of warrants held by Dexcel; and (iv) 475,544 common shares issuable upon exercise of warrants held by Dexxon. Dan Oren, as President and CEO of Dexcel and as sole director of Dexxon, has voting and investment power over such common shares. The address of such beneficial holders is 1 Dexcel Street, Or Akiva, Israel 3060000.

(4)	Based on Amendment No. 1 to a Schedule 13G/A filed with the SEC on February 4, 2016, Franklin Advisers, Inc. has sole voting and investment power over such common shares. The following persons may also be deemed to have beneficial ownership over such common shares: (i) Franklin Resources, Inc. (“FRI”); and (ii) Charles B. Johnson and Rupert H. Johnson, Jr., each a greater than 10% stockholder of FRI; however, each of FRI and Messrs. Johnson and Johnson, Jr. disclaim beneficial ownership over such common shares of Cynapsus. The address of such beneficial holder is One Franklin Parkway, San Mateo, California 94403-1906.
(5)	Based on Amendment No. 1 to a Schedule 13G/A filed with the SEC on February 16, 2016, includes (i) 1,140,325 common shares and (ii) 87,028 common shares issuable upon exercise of warrants, which are held by OrbiMed Private Investments V, LP (“OPI V”). Such warrants contain an issuance limitation that prohibits the holder from exercising the warrants to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates), would beneficially own in excess of 9.99% of the common shares outstanding immediately after giving effect to the issuance of the common shares issuable upon exercise of the warrants (the “Blocker”). As a result of the Blocker, as of February 16, 2016, 87,028 common shares were issuable upon exercise of the warrants. The following beneficial holders also have shared voting and investment power over such common shares: (i) OrbiMed Capital GP V LLC (“GP V”), the sole general partner of OPI V; (ii) OrbiMed Advisors LLC (“Advisors”), an investment advisor and the managing member of GP V; and (iii) Samuel D. Isaly, the managing member of Advisors. The address of such beneficial holders is 601 Lexington Avenue, 54th Floor, New York, New York 10022.
(6)	Based on a Schedule 13G filed with the SEC on February 22, 2016, Visium Balanced Master Fund, Ltd. a Cayman Islands corporation (“VBMF”), has shared voting and investment power over such common shares. The following persons may also be deemed to have beneficial ownership (including shared voting and investment power) over such common shares: (i) Visium Asset Management, LP, a Delaware limited partnership (“VAM”), an investment manager to pooled investment vehicles; (ii) JG Asset, LLC, a Delaware limited liability company (“JG Asset”), the general partner of VAM; and (iii) Jacob Gottlieb, the managing member of JG Asset; however, each of VAM, JG Asset and Mr. Gottlieb disclaim beneficial ownership of such common shares of Cynapsus, except to the extent of its or his pecuniary interests therein. The address of such beneficial holders is c/o Visium Asset Management, LP, 888 Seventh Avenue, New York, New York 10019.
(7)	Includes (i) 120,145 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter; (ii) 250 common shares issuable upon exercise of warrants; and (iii) 499 common shares held by a relative of Mr. Giovinazzo, over which Mr. Giovinazzo disclaims beneficial ownership.
(8)	Includes 30,703 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(9)	Includes 60,750 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(10)	Includes (i) 74,999 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter; and (ii) 187 common shares issuable upon exercise of warrants.

(11)	Includes 19,499 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(12)	Includes 29,937 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(13)	Includes 12,500 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(14)	Includes 16,874 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(15)	Includes 26,875 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(16)	Includes 19,500 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(17)	Includes 45,124 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter.
(18)	Includes (i) 456,906 common shares issuable upon exercise of options, which options had vested as of December 31, 2015 or within 60 days thereafter; and (ii) 437 common shares issuable upon exercise of warrants.

Certain information required by this Item 12 is contained under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans” of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred. In general, any proposed related party transaction in which our any of our directors, officers or significant shareholders have a direct or indirect material interest are subject to review and approval of our board of directors, including the transactions discussed below.

Our Code of Ethics is designed to promote integrity and deter wrongdoing and addresses, without limitation, conflicts of interest, including transactions and agreements in respect of which a director or executive officer of Cynapsus has a material interest. Pursuant to our Code of Ethics, Company personnel must act honestly and in good faith, with a view to the best interests of Cynapsus. Company personnel must avoid situations involving a conflict or the potential for a conflict between their personal interests and the interests of Cynapsus. Each of our officers and directors is required to acknowledge that he or she has read our Code of Ethics and annually disclose any transactions or matters of potential conflict.

The following is a description of certain of our transactions with related parties since January 1, 2015.

Acquisition of Adagio Pharmaceuticals Ltd.

On December 22, 2011, we completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio (the “Transaction”). The Transaction was structured as a share exchange, with Adagio shareholders receiving newly issued common shares of Cynapsus in exchange for all of the issued and outstanding shares of Adagio. The Transaction also provided for contingent payments upon the completion of operational milestones. On January 28, 2015, we and the former Adagio shareholders, who are substantially represented by key management and, therefore, are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties resulting in an amended condition as described in milestone payment (a) below. Adagio shareholders were entitled to the following additional payments pursuant to the Transaction:

a)	a payment of Cdn$1,500,000 conditional upon the successful completion of our Phase 2 CTH-105 study in PD patients, and written confirmation from the FDA, that one Phase 3 efficacy study, one Phase 3 safety study, a bridging study and an ease-of-use study will be sufficient to allow us to pursue approval for a new drug application pursuant to Section 505(b)(2) of the FDCA, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day volume weighted average trading price, or VWAP, immediately prior to the first public announcement of the receipt of written minutes from the FDA confirming the above; and

b)	a payment of Cdn$2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day VWAP immediately prior to the first public announcement of the results of such study. This study had not been started as at December 31, 2015.

With respect to the payments described in (a) and (b) above, the VWAP of the common shares may not be less than the “discounted market price” as defined in the policies of the TSX.

Anthony Giovinazzo, the President, Chief Executive Officer and a director of Cynapsus, was also a director, officer and majority shareholder of Adagio. To satisfy our board of director’s fiduciary duties and to appropriately manage the related party transaction, our board of directors appointed an independent Special Committee of our board of directors with independent legal counsel. In addition, the Special Committee of our board of directors retained an independent U.S. FINRA/SIPC registered financial advisor to provide a fairness opinion. We also obtained minority shareholder approval.

On March 11, 2015, we announced the results of the end of Phase 2 meeting with the FDA, which triggered the milestone payment described in (a) above to former Adagio shareholders of 69,960 common shares at a deemed value of Cdn$21.44 per common share. The fair value of those common shares, in the amount of Cdn$1,500,000, was recorded as an expense. Of the total, 37,652 common shares were issued to Mr. Giovinazzo.

Financing Transactions

On March 31, 2015, we announced the completion of a private placement of 1,377,467 common shares at a price of Cdn$15.23 per share for gross proceeds of Cdn$20,981,579 (US$16,750,000). As part of such offering, Dexxon Holdings Ltd., a strategic pharmaceutical investor and significant shareholder of Cynapsus, which also has two directors on our board of directors, subscribed for 271,381 common shares having an aggregate subscription price of Cdn$4,133,684.

On June 23, 2015, we completed an underwritten public offering in the United States of 5,175,000 common shares at a price to the public of US$14.00 per share, for gross proceeds of Cdn$89,309,115 (US$72,450,000), including the exercise in full of the underwriters’ option to purchase additional common shares. As part of such offering, Dexxon Holdings Ltd. subscribed for 733,500 common shares having an aggregate subscription price of Cdn$12,658,596 (US$10,269,000).

Consulting Agreement

On July 1, 2015, we entered into a consulting and advisory agreement with Hutchinson and Associates LLC, of which Nan Hutchinson, a director of Cynapsus, is the sole member, or the Consulting Agreement, pursuant to which Ms. Hutchinson provides certain consulting services to us relating to PD. During the year ended December 31, 2015, fees of Cdn$52,726 were paid or payable to Ms. Hutchinson on account of consulting services rendered.

The foregoing is a summary description of certain terms of the Consulting Agreement and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Other Agreements with Certain Significant Shareholders, Executive Officers and Directors

See “Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Election of Officers; Arrangements Concerning Election of Directors; Family Relationships” in this Annual Report on Form 10-K, which information is incorporated herein by reference.

For a description of certain other agreements entered into, and compensation arrangements, with our executive officers and directors, see “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Director Independence

For disclosure regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Director Independence” and “—Committees of our Board of Directors” in this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

 Aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014, by our principal accounting firm, Ernst & Young LLP, are shown in the following table:

(in Canadian dollars)	Fiscal Year Ended December 31,
	2015	2014
Audit Fees	$558,973	$138,873
Audit-related Fees	-	-
Total Audit and Audit-related Fees	$558,973	$138,873
Tax Fees	$43,169	-
All Other Fees	-	-
Total Fees	$602,142	$138,873

Audit Fees. Audit fees include professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for assistance with complex accounting and transactions, fees for audits provided in connection with statutory and regulatory filings or services that generally only the principal auditor can reasonably provide to a client, and consents and assistance with and review of documents filed with the SEC, including services related to our June 2015 initial public offering.

Audit-Related Fees. Audit-related fees consist of amounts for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees. Tax fees include fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning. Ernst & Young LLP provided tax services including preparation of U.S. and Canadian corporate tax returns, international payroll tax advice, and other general tax advice.

All Other Fees. All other fees are fees for products and services provided by the principal accountant, other than those in the above three categories. In fiscal years 2015 and 2014, Ernst & Young LLP did not provide any services other than those described above.

Pre-Approval Policies and Procedures. The audit committee has the sole authority to pre-approve all audit and permitted non-audit services provided by the independent auditor. Pre-approval of non-audit services may be granted by any one member of our audit committee, provided that such pre-approvals are presented to the full audit committee at its next regularly scheduled meeting.

In addition, we have adopted an audit and non-audit services pre-approval policy which sets forth the procedures and conditions pursuant to which services proposed to be performed by our independent auditor must be pre-approved. The policy provides that before our independent auditor may be engaged to render a service, the proposed services may be either pre-approved without consideration of specific case-by-case services by the audit committee; or require specific pre-approval of the committee. For both types of pre-approval, the audit committee will consider whether such services are consistent with any applicable rules on auditor independence. The audit committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its understanding and knowledge of our business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance our ability to manage or control risk or improve audit quality.

The audit committee will annually review and pre-approve the services that may be provided by the independent auditor pursuant to the audit and non-audit services pre-approval policy. The audit committee may add to or delete from the list of pre-approved services from time to time, based on subsequent determinations.

Of the total aggregate fees paid by us to Ernst & Young LLP during the fiscal year ended December 31, 2015, Cdn$0, or 0% of the aggregate fees, were approved by our audit committee under Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, which addresses certain de minimis services that may be approved by the audit committee after they have been performed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The following consolidated financial statements of Cynapsus are included in Part II, Item 8 of this Annual Report on Form 10-K:

Independent auditors’ report of registered public accounting firm of Ernst & Young LLP;

Independent Auditors’ Report of registered accounting firm of McGovern, Hurley, Cunningham, LLP;

Consolidated Statements of Financial Position as at December 31, 2015 and 2014;

Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013;

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013;

Consolidated Statements of Changes in Cash Flows for the years ended December 31, 2015, 2014 and 2013; and

Notes to the Consolidated Financial Statements.

(2)	All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	The exhibits are listed in the Exhibit Index to this Annual Report on Form 10-K.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section to this Annual Report on Form 10-K. See Exhibit Index.

(c)	Financial Statement Schedules

The response to Item 15(a)(2) of this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.

By:	/s/ Anthony Giovinazzo
Name: Anthony Giovinazzo
Title: President and Chief Executive Officer

Date: March 9, 2016

Powers of attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Giovinazzo and Andrew Williams, or any of them, with full power to act alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 9, 2016:

Signatures	Title

/s/ Anthony Giovinazzo Anthony Giovinazzo	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Andrew Williams Andrew Williams	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Rochelle Stenzler	Director
Rochelle Stenzler

Director
Tomer Gold

/s/ Ronald Hosking	Director
Ronald Hosking

/s/ Dr. Perry Molinoff	Director
Dr. Perry Molinoff

/s/ Ilan Oren	Director
Ilan Oren

/s/ Nan Hutchinson	Director
Nan Hutchinson

/s/ Tamar Howson	Director
Tamar Howson

F-1

CYNAPSUS THERAPEUTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 and 2013

(Expressed in Canadian Dollars)

F-2

CYNAPSUS THERAPEUTICS INC.

December 31, 2015, 2014 and 2013

F-3

INDEPENDENT AUDITORS’ REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Cynapsus Therapeutics Inc.

We have audited the accompanying consolidated financial statements of Cynapsus Therapeutics Inc. (the “Company”), which comprise the consolidated statements of financial position as at December 31, 2015 and 2014, and the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for the years ended December 31, 2015 and 2014, and a summary of significant accounting policies and other explanatory information.

Management's responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Cynapsus Therapeutics Inc. as at December 31, 2015 and 2014, and its financial performance and its cash flows for the years ended December 31, 2015 and 2014 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Other matter

The consolidated financial statements of Cynapsus Therapeutics Inc. for the year ended December 31, 2013 were audited by another auditor who expressed an unmodified opinion on these statements on April 8, 2014.

/s/ Ernst & Young LLP

Toronto, Canada	Chartered Professional Accountants
March 8, 2016	Licensed Public Accountants

INDEPENDENT AUDITOR’S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Cynapsus Therapeutics Inc.

We have audited the accompanying consolidated financial statements of Cynapsus Therapeutics Inc. and its subsidiary, which comprise the consolidated statement of financial position as at December 31, 2013, and the consolidated statement of loss and comprehensive loss, consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows for the year then ended, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Cynapsus Therapeutics Inc. and its subsidiary as at December 31, 2013 and their financial performance and cash flows for the year then ended in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Emphasis of Matter

Without qualifying our opinion, we draw attention to the Company’s continuing losses during the year ended December 31, 2013 and a working capital deficiency and cumulative deficit as at December 31, 2013. These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

McGOVERN, HURLEY, CUNNINGHAM, LLP

/s/ McGovern, Hurley, Cunningham, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada

April 8, 2014

CYNAPSUS THERAPEUTICS INC.

Consolidated Statements of Financial Position

As at December 31, 2015 and 2014

(in Canadian dollars)

	NOTES	December 31, 2015	December 31, 2014
		$	$
ASSETS
Current assets
Cash	6	104,911,307	17,448,497
Prepaid expenses and other current assets		870,018	269,779
Total current assets		105,781,325	17,718,276
Non-current assets
Property, plant and equipment	7	566,634	257,830
Intangible assets	8	526,645	574,522

Total assets		106,874,604	18,550,628
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	9, 16	5,240,617	3,080,631
Total current liabilities		5,240,617	3,080,631

SHAREHOLDERS’ EQUITY
Share capital	11	142,580,515	31,740,941
Warrants	11	11,486,326	13,452,183
Share-based payments	11	7,547,945	2,787,525
Deficit		(59,980,799)	(32,510,652)
Total shareholders’ equity		101,633,987	15,469,997

Total liabilities and shareholders’ equity		106,874,604	18,550,628

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)

SUBSEQUENT EVENTS (Note 19)

APPROVED ON BEHALF OF THE BOARD:

“Ronald Hosking”	, Director	“Rochelle Stenzler”	, Director

The accompanying notes are an integral part of these consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.

Consolidated Statements of Loss and Comprehensive Loss

For the years ended December 31, 2015, 2014 and 2013

(in Canadian dollars, except per share and share figures)

		December 31,	December 31,	December 31,
	NOTES	2015	2014	2013
		$	$
EXPENSES

Research and development	12	27,401,657	5,702,851	1,414,034
Operating, general and administrative	13	11,376,296	5,760,816	3,176,740
Acquisition milestone share-based payment	15	1,500,000	-	-
Unrealized foreign exchange (gain) loss		(12,788,721)	(691,578)	44,520
Loss on impairment of intangible assets	8	-	94,449	-
Severance and prior years’ bonuses	16	-	-	762,103
Debenture accretion and interest costs	10	-	-	187,975
Gain on debenture exchange	10	-	-	(1,153,000)
Other interest (income) expense and related charges		(19,085)	(47,951)	915

Loss and comprehensive loss for the year		27,470,147	10,818,587	4,433,287

Loss per share – basic and diluted		2.97	2.56	2.05

Weighted average number of shares outstanding – basic and diluted		9,246,242	4,231,885	2,167,054

The accompanying notes are an integral part of these consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

(in Canadian dollars)

	NOTES	Share capital	Warrants	Share- based payments	Deficit	Total shareholders’ equity
		$	$	$	$	$

Balance as at December 31, 2012		10,528,756	317,423	1,402,398	(17,258,778)	(5,010,201)
Prospectus offering, first closing, net of transaction costs	11	2,908,293	2,619,761	-	-	5,528,054
Prospectus offering, second closing, net of transaction costs	11	580,013	556,079	-	-	1,136,092
Debentures exchange, net of transaction costs	10,11	2,139,336	717,751	-	-	2,857,087
Share-based payments	11	-	-	516,274	-	516,274
Loss for the year		-	-	-	(4,433,287)	(4,433,287)
Activity for the year		5,627,642	3,893,591	516,274	(4,433,287)	5,604,220

Balance as at December 31, 2013		16,156,398	4,211,014	1,918,672	(21,692,065)	594,019

Prospectus offering, net of transaction costs	11	13,037,024	9,803,212	-	-	22,840,236
Exercise of warrants	11	2,320,627	(562,043)	-	-	1,758,584
Exercise of share-based payments	11	226,892	-	(106,774)	-	120,118
Share-based payments	11	-	-	975,627	-	975,627
Loss for the year		-	-	-	(10,818,587)	(10,818,587)
Activity for the year		15,584,543	9,241,169	868,853	(10,818,587)	14,875,978

Balance as at December 31, 2014		31,740,941	13,452,183	2,787,525	(32,510,652)	15,469,997

Public offering, net of transaction costs	11	81,175,277	-	-	-	81,175,277
Private placement, net of transaction costs	11	19,551,377	-	-	-	19,551,377
Exercise of warrants	11	8,420,335	(1,965,857)	-	-	6,454,478
Acquisition milestone share-based payment	15	1,500,000	-	-	-	1,500,000
Exercise of share-based payments	11	192,585	-	(66,887)	-	125,698
Share-based payments	11	-	-	4,827,307	-	4,827,307
Loss for the year		-	-	-	(27,470,147)	(27,470,147)
Activity for the year		110,839,574	(1,965,857)	4,760,420	(27,470,147)	86,163,990

Balance as at December 31, 2015		142,580,515	11,486,326	7,547,945	(59,980,799)	101,633,987

The accompanying notes are an integral part of these consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013
(in Canadian dollars)

		December 31,	December 31,	December 31,
	NOTES	2015	2014	2013
		$	$	$
Operating activities
Loss for the year		(27,470,147)	(10,818,587)	(4,433,287)
Items not affecting cash:
Share-based payments	11,12,13	4,827,307	975,627	516,274
Amortization of intangible assets	8,12	47,877	58,986	58,986
Depreciation of property, plant and equipment	7,12,13	123,876	16,131	2,050
Acquisition milestone share-based payment	15,16	1,500,000	-	-
Unrealized foreign exchange gain		(12,788,721)	(691,578)	44,520
Loss on impairment of intangible assets	8	-	94,449	-
Loss on disposal of equipment		-	-	1,325
Debenture accretion expense	10	-	-	132,428
Accrual of debenture interest expense	10	-	-	55,547
Gain on debenture exchange	10	-	-	(1,153,000)
		(33,759,808)	(10,364,972)	(4,775,157)
Changes in non-cash working capital:
Change in prepaid expenses and other current assets		(600,239)	(151,450)	(55,814)
Change in accounts payables and accrued liabilities		2,159,986	765,549	452,684
Deferred grant proceeds	14	-	(239,968)	239,968
Net cash used in operating activities		(32,200,061)	(9,990,841)	(4,138,319)

Investing activities
Purchase of property, plant and equipment	7	(432,680)	(260,224)	(11,442)
Net cash used in investing activities		(432,680)	(260,224)	(11,442)
Financing activities
Gross proceeds from issuance of shares and warrants	11	110,290,694	25,000,000	7,317,536
Commissions and share issuance costs	11	(9,564,040)	(2,159,764)	(667,186)
Gross proceeds from exercise of warrants	11	6,454,478	1,758,584	-
Gross proceeds from exercise of share-based payments	11	125,698	120,118	-
Partial repayment of debentures	10	-	-	(217,424)
Net cash provided by financing activities		107,306,830	24,718,938	6,432,926
Effect of exchange rate changes on cash		12,788,721	691,578	44,520
Increase in cash		87,462,810	15,159,451	2,238,645
Cash, beginning of year		17,448,497	2,289,046	50,401
Cash, end of year		104,911,307	17,448,497	2,289,046

The accompanying notes are an integral part of these consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

1.	NATURE OF OPERATIONS

Cynapsus Therapeutics Inc. (“Cynapsus” or the “Company”) is a specialty pharmaceutical company currently focused on developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with Parkinson’s disease (“PD”). The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) (CTH: TSX) in Canada and listed on the NASDAQ Global Market (NASDAQ: CYNA) in the United States. Cynapsus is organized under the federal laws of Canada. The head office, principal address, registered address and records office of the Company are located at 828 Richmond Street West, Toronto, Ontario, Canada, M6J 1C9.

2.	BASIS OF PREPARATION

The consolidated financial statements consolidate the financial statements of Cynapsus and its previously wholly-owned subsidiary, Adagio Pharmaceuticals Ltd. (“Adagio”). All significant intercompany transactions and balances have been eliminated. Adagio was amalgamated with Cynapsus on January 1, 2016. See Note 19, Subsequent Events.

These consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”). On March 8, 2016, the board of directors of the Company (“Board of Directors”) approved and authorized these consolidated financial statements for the year ended December 31, 2015.

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year.

In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

3.	FUTURE ACCOUNTING CHANGES

Certain pronouncements that were issued by the IASB or the International Financial Reporting Interpretations Committee are mandatory for accounting periods having begun on or after January 1, 2016. Many are not applicable or do not have a significant impact to the Company and have been excluded. The following pronouncements have not yet been adopted and are being evaluated to determine their impact on the Company.

IFRS 9, Financial Instruments

IFRS 9, Financial Instruments (“IFRS 9”) was issued by the IASB in July 2014 and will replace IAS 39, Financial Instruments: Recognition and Measurement (“IAS 39”) and all previous versions of IFRS 9. IFRS 9 uses a single approach to determine whether a financial asset is measured at amortized cost, fair value through profit or loss, or fair value through other comprehensive income. The approach in IFRS 9 is based on how an entity manages its financial instruments in the context of its business model and the contractual cash flow characteristics of the financial assets. Most of the requirements in IAS 39 for classification and measurement of financial liabilities were carried forward unchanged to IFRS 9, except that an entity choosing to measure a financial liability at fair value will present the portion of any change in fair value due to changes in the entity’s own credit risk in other comprehensive income, rather than within profit or loss. The new standard also requires a single impairment method to be used, replacing the multiple impairment methods in IAS 39. IFRS 9 is effective for annual periods beginning on or after January 1, 2018. Earlier adoption is permitted. The Company has not yet begun the process of evaluating the impact of this standard on its consolidated financial statements.

IFRS 15, Revenue from Contracts with Customers

In May 2014, the IASB issued IFRS 15, Revenue from Contracts with Customers (“IFRS 15”), which covers principles for reporting about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. IFRS 15 is effective for annual periods beginning on or after January 1, 2018. Entities will transition following either a full or modified retrospective approach. The Company has not yet begun the process of evaluating the impact of this standard on its consolidated financial statements.

IFRS 16, Leases

In January 2016, the IASB has issued IFRS 16, Leases (“IFRS 16”), its new leases standard that requires lessees to recognize assets and liabilities for most leases on their balance sheets. Lessees applying IFRS 16 will have a single accounting model for all leases, with certain exemptions. Lessor accounting is substantially unchanged. The new standard will be effective from January 1, 2019 with limited early application permitted. The Company has not yet begun the process of evaluating the impact of this standard on its consolidated financial statements.

Other accounting standards or amendments to existing accounting standards that have been issued, but have future effective dates, are either not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

4.	SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of these consolidated financial statements in accordance with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. The consolidated financial statements include estimates, which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the consolidated financial statements, and may require accounting adjustments based on future occurrences.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The areas which require management to make significant judgments, estimates and assumptions in determining carrying values include, but are not limited to:

Intangible assets

The Company estimates the useful lives of intangible assets from the date they are available for use in the manner intended by management and periodically reviews the useful lives to reflect management’s intent about developing and commercializing the assets. Management also estimates their recoverability to assess if there has been an impairment. The amounts and timing of recorded expenses for amortization and impairment of intangible assets for any period are affected by these estimates. The estimates are reviewed at least annually and are updated if expectations change as a result of technical or commercial obsolescence, generic threats and legal or other limits to use. It is possible that changes in these factors may cause significant changes in the estimated useful lives of the Company’s intangible assets in the future.

Share-based payments

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

Contingencies

See Note 17, Commitments and Contingent Liabilities.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in the preparation of these consolidated financial statements are described below.

Subsidiaries

Subsidiaries are entities over which the Company has control. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. Cynapsus had a shareholding of more than one half of the voting rights in Adagio, its previously wholly-owned subsidiary, before Adagio was amalgamated with Cynapsus on January 1, 2016. The effects of potential voting rights that are currently exercisable are considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are deconsolidated from the date control ceases.

Financial instruments

Financial assets and liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument. Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred and the Company has transferred substantially all risks and rewards of ownership. Financial assets and liabilities are offset and the net amount is reported in the consolidated statements of financial position when there is a legally enforceable right to offset the recognized amounts and there is an intention to settle on a net basis, or realize the asset and settle the liability simultaneously.

At initial recognition, the Company classifies its financial instruments in the following categories depending on the purpose for which the instruments were acquired:

(i)	Financial assets and liabilities at fair value through profit or loss: A financial asset or liability is classified in this category if acquired principally for the purpose of selling or repurchasing in the short term. Financial instruments in this category are recognized initially and subsequently at fair value. Transaction costs are expensed in the consolidated statements of loss and comprehensive loss. Gains and losses arising from changes in fair value are presented in the consolidated statements of loss and comprehensive loss in the period in which they arise.

(ii)	Available-for-sale investments: Available-for-sale investments are non-derivatives that are either designated in this category or not classified in any of the other categories. Available-for-sale investments are recognized initially at fair value plus transaction costs and are subsequently carried at fair value. Gains or losses arising from changes in fair value are recognized in other comprehensive income. When an available-for-sale investment is sold or impaired, the accumulated gains or losses are moved from accumulated other comprehensive income to the consolidated statements of loss and comprehensive loss and are included in other gains and losses.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(iii)	Loans and receivables: Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables are initially recognized at the amount expected to be received, less, when material, a discount to reduce the loans and receivables to fair value. Subsequently, loans and receivables are measured at amortized cost using the effective interest method less a provision for impairment.

(iv)	Financial liabilities at amortized cost: Financial liabilities at amortized cost are initially recognized at the amount required to be paid, less transaction costs, and when material, a discount to reduce the payables to fair value. Subsequently, financial liabilities at amortized cost are measured at amortized cost using the effective interest method. Financial liabilities are classified as current liabilities if payment is due within twelve months. Otherwise, they are presented as non-current liabilities.

Impairment of financial assets

A financial asset not carried at fair value is assessed at each reporting date to determine whether there is objective evidence that it is impaired. A financial asset is impaired if objective evidence indicates that a loss event has occurred after the initial recognition of the asset, and that the loss event had a negative effect on the estimated future cash flows of that asset that can be measured reliably.

Objective evidence that financial assets are impaired can include default or delinquency by a debtor, restructuring of an amount due to the Company on terms that the Company would not consider otherwise or indicators that a debtor will enter bankruptcy.

The Company considers evidence of impairment for receivables at both a specific asset and collective level. All individually significant receivables found not to be specifically impaired are then collectively assessed for any impairment that has been incurred but not yet identified. Receivables that are not significant are collectively assessed for impairment by grouping together receivables with similar risk characteristics.

In assessing collective impairment, the Company uses historical trends of the probability of default, timing of recoveries and the amount of loss incurred, adjusted for management’s judgment as to whether current economic and credit conditions are such that the actual losses are likely to be greater or less than suggested by historical trends.

An impairment loss in respect of a financial asset measured at amortized cost is calculated as the difference between its carrying amount and the present value of the estimated future cash flows discounted at the assets’ original effective interest rate. Losses are recognized in profit or loss and reflected in an allowance account against receivables. Interest on the impaired asset continues to be recognized through the unwinding of the discount. When a subsequent event causes the amount of impairment loss to decrease, the decrease in impairment loss is reversed through profit or loss.

Prepaid expenses and other current assets

Prepaid expenses consist of amounts paid in advance for items that have future value to the Company. Other current assets consist of amounts due from tax credits receivable.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and accumulated impairment losses. The initial cost of property, plant and equipment comprises its purchase price. The useful lives of property, plant and equipment are reviewed at least once per year. When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment. Property, plant and equipment are depreciated using the diminishing balance or straight-line method based on their estimated useful lives as follows:

•	Computer equipment – 30% diminishing balance per annum
•	Research and development (“R&D”) – 30% diminishing balance per annum
•	Furniture and fixtures – 20% diminishing balance per annum
•	Leasehold improvements – straight-line over the remaining term of the lease

Intangible assets

Intangible assets are comprised of a license for intellectual property, and intellectual property that was acquired. The license for intellectual property is recorded at cost net of accumulated impairment losses. The intellectual property acquired is recorded at cost and is amortized on a straight-line basis over an estimated useful life of 15 years net of any accumulated impairment losses.

Impairment of non-financial assets

The carrying amounts of the Company’s non-financial assets are reviewed at each reporting date to determine whether there is any indication of impairment. If any such indication exists, then the asset’s recoverable amount is estimated.

The recoverable amount of an asset or cash-generating unit is the greater of its value in use and its fair value less cost to sell. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For the purposes of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generate cash inflows from continuing use that are largely independent of the cash flows of other assets or groups of assets (the “cash-generating unit”, or “CGU”).

The Company’s corporate assets do not generate separate cash inflows. If there is an indication that a corporate asset may be impaired, then the recoverable amount is determined for the CGU to which the corporate asset belongs.

An impairment loss is recognized if the carrying amount of an asset or its CGU exceeds its estimated recoverable amount. Impairment losses are recognized in profit or loss. Impairment losses recognized in respect of CGUs are allocated to reduce the carrying amount of the assets in the unit (group of units) on a pro rata basis.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment losses recognized in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists. An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation and amortization, if no impairment loss had been recognized.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are obligations to pay for goods and services that have been acquired in the ordinary course of business from suppliers and are classified as current liabilities if payment is due within one year or less. If not, they are presented as non-current liabilities.

Share capital

The Company records proceeds from share issuances net of issue costs and any tax effects. Common shares issued for consideration other than cash are valued based on their estimated market value on the earlier of the date the shares are issued or the goods or services are received from the counterparty.

Research and development costs

The Company conducts research and development programs and incurs costs related to these activities, including employee compensation, materials, professional services and services provided by contract research organizations. Research and development costs, net of contractual reimbursements from development partners, are expensed in the periods in which they are incurred. Development costs currently do not meet the criteria for deferral.

Provisions

Provisions are recognized when (a) the Company has a present obligation (legal or constructive) as a result of a past event, and (b) it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Company expects some or all of a provision to be reimbursed, the reimbursement is recognized as a separate asset, but only when the reimbursement is virtually certain. The expense relating to any provision is presented in the consolidated statements of loss and comprehensive loss net of any reimbursement. If the effect of the time value of money is material, provisions are discounted using a current pre-tax rate that reflects, where appropriate, the risks specific to the liability. Where discounting is used, the increase in the provision due to the passage of time is recognized as a finance cost.

Employee entitlements

Employee entitlements to annual leave are recognized as the employees earn them. A provision, stated at current cost, is made for the estimated liability at period end.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Income taxes comprise current and deferred taxes. Current taxes are the expected tax payable on the taxable income for the year using tax rates enacted or substantively enacted at the end of the reporting period and any adjustment to tax payable in respect of previous years. Deferred taxes are recognized in respect of temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements. Deferred income taxes are determined on a non-discounted basis using tax rates and laws that have been enacted or substantively enacted at the consolidated statements of financial position date and are expected to apply when the deferred tax asset or liability is settled. Deferred tax assets are recognized to the extent that it is probable that the assets can be recovered.

Share-based payments

The Company has a stock option plan that is described in Note 11(iv). Share-based payments to employees are measured at the fair value of the instruments issued and amortized over the vesting period. Share-based payments to non-employees are measured at the fair value of the goods or services received or the fair value of the equity instruments issued, if it is determined the fair value of the goods or services cannot be reliably measured, and are recorded at the date the goods or services are received. The offset to the recorded cost is applied to share-based payments reserve. Consideration received on the exercise of stock options is recorded as share capital, and the related share-based payments reserve is transferred to share capital.

Research grants

Research grants are recognized as a recovery on scientific research in the consolidated statements of loss and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to them and that the grants will be received. The Company only recognizes grant proceeds on the consolidated statements of loss and comprehensive loss when the proceeds have been spent on research expenses. Grant amounts received before are recorded as deferred grant proceeds.

Foreign currency translation

The consolidated financial statements are presented in Canadian dollars, the functional currency of the Company and Adagio, its previously wholly-owned subsidiary. Revenue and expenses denominated in foreign currencies are translated into Canadian dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated using the rate in effect as at the consolidated statement of financial position date. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rate as at the date of the initial transaction. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rate at the date when the fair value was determined. Related exchange gains and losses are included in the determination of loss for the year. Realized foreign exchange gains and losses are allocated to, and recorded as components of research and development expenses and operating, general and administrative expenses. Unrealized foreign exchange gains and losses are included in the caption “Unrealized foreign exchange (gains) loss” on the statements of loss and comprehensive loss.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per share is calculated using the weighted number of shares outstanding. Diluted loss per share is calculated assuming that any proceeds from the exercise of dilutive stock options and warrants would be used to repurchase common shares at the average market price during the year, with the incremental number of shares being included in the denominator of the diluted loss per share calculation. The diluted loss per share calculation excludes any potential conversion of options and warrants that would increase earnings per share or decrease loss per share. All shares issuable from options and warrants were excluded from the computation of diluted loss per share because they were anti-dilutive for the years ended December 31, 2015 and 2014. On May 15, 2015, the Company completed a share consolidation of the Company’s issued and outstanding common shares on the basis of one (1) new common share for every sixteen (16) common shares issued and outstanding. All common shares, options, warrants and per share amounts have been restated to give retrospective effect to the share consolidation.

Operating Segment

The Company operates in a single operating segment, the research, development and commercialization of a sublingual film for the on-demand management of symptoms associated with PD. Internal financial and operating measures are presented on a consolidated basis to the chief operating decision maker to assist in the assessment of operating performance, the allocation of resources, and the long-term strategic direction of the Company.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

6.	RISK MANAGEMENT

Financial risk management

In the normal course of business, the Company is exposed to a number of financial risks that can affect its operating performance, which include credit risk, liquidity risk and market risk. The Company’s overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance. There were no changes in the Company’s approach to risk management during the year ended December 31, 2015.

(i)	Credit risk

The Company’s cash balance is on deposit with a Canadian chartered bank. The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to these financial instruments is remote.

(ii)	Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at December 31, 2015, the Company had cash of $104,911,307 and prepaid expenses and other current assets of $870,018 (December 31, 2014 - $17,448,497 and $269,779, respectively) to settle current liabilities of $5,240,617 (December 31, 2014 - $3,080,631). Most of the Company’s accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(i)	Interest rate risk

The Company had a cash balance of $104,911,307 as at December 31, 2015 (December 31, 2014 - $17,448,497).

The Company’s current policy is to invest excess cash in a business savings account. The Company considers interest rate risk to be minimal.

(ii)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s functional and presentation currency is the Canadian dollar and all amounts in the consolidated financial statements are expressed in Canadian dollars, unless otherwise noted. The Company funds the majority of research and development expenses denominated in the U.S. dollar from its U.S. dollar bank account held in Canada and certain expenses denominated in the euro on a cash call basis using the euro converted from its U.S. dollar bank accounts held in Canada. The Company believes that while currency conversions could affect results of operations, there is not a significant risk to its ability to meet its obligations. Management believes the foreign exchange risk derived from currency conversions is not significant and, therefore, does not hedge its foreign exchange risk.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

6.	RISK MANAGEMENT (continued)

(ii)	Foreign currency risk (continued)

The following table summarizes accounts denominated in U.S. dollars, reported in Canadian dollar equivalents, and the effective US$/Cdn$ exchange rate applied as at:

	December 31, 2015	December 31, 2014	December 31, 2013
	$	$	$
Cash	104,526,864	12,370,423	253,050
Accounts payable	(1,470,185)	(1,539,496)	(474,868)
Net exposure	103,056,679	10,830,927	(221,818)

US$/Cdn$ exchange rate	1.384	1.160	1.063

Based on the Company’s foreign currency exposures noted above, a 10% strengthening of the U.S. dollar against the Canadian dollar as at December 31, 2015 would have decreased the net loss by approximately $10,300,000 (December 31, 2014 - $1,070,000 and December 31, 2013 - increase by $28,000), assuming all other variables remained constant. A 10% weakening of the U.S. dollar would have an opposite effect, assuming that all other variables remained constant.

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

IFRS require that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the consolidated statement of financial position date based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statements of financial position approximate fair value because of the short-term nature of these instruments.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

6.	RISK MANAGEMENT (continued)

Capital risk management

The Company manages its capital structure and makes adjustments, based on the funds available to the Company, in order to support its research and development activities. The Company’s capital structure consists of share capital, warrants and share-based payments. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business.

The product candidate that the Company currently has in its pipeline is in the research stage; as such, the Company is dependent on external financing to fund its activities. In order to carry out the planned research and development and pay for administration costs, the Company intends to spend its existing working capital and raise additional amounts, as needed.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no changes in the Company’s approach to capital management during the year ended December 31, 2015. The Company and Adagio, its previously wholly-owned subsidiary, are not subject to externally imposed capital requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment as at each respective December 31, and activity for the years then ended:

	Computer Equipment	Furniture and Fixtures	Leasehold Improvements	R&D Equipment	Total
	$	$	$	$	$
Cost
Balance as at December 31, 2012	15,270	9,318	-	-	24,588
Additions	11,442	-	-	-	11,442
Disposals	(9,508)	-	-	-	(9,508)
Balance as at December 31, 2013	17,204	9,318	-	-	26,522
Additions	182,569	44,775	32,880	-	260,224
Balance as at December 31, 2014	199,773	54,093	32,880	-	286,746
Additions	181,836	29,674	183,968	37,202	432,680
Disposals	(1,049)	-	-	-	(1,049)
Balance as at December 31, 2015	380,560	83,767	216,848	37,202	718,377

Accumulated Depreciation
Balance as at December 31, 2012	11,958	6,960	-	-	18,918
Depreciation	1,578	472	-	-	2,050
Disposals	(8,183)	-	-	-	(8,183)
Balance as at December 31, 2013	5,353	7,432	-	-	12,785
Depreciation	5,581	3,550	7,000	-	16,131
Balance as at December 31, 2014	10,934	10,982	7,000	-	28,916
Depreciation	81,512	10,627	30,807	930	123,876
Disposals	(1,049)	-	-	-	(1,049)
Balance as at December 31, 2015	91,397	21,609	37,807	930	151,743

Net book value
Net book value as at December 31, 2013	11,851	1,886	-	-	13,737
Net book value as at December 31, 2014	188,839	43,111	25,880	-	257,830
Net book value as at December 31, 2015	289,163	62,158	179,041	36,272	566,634

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

8.	INTANGIBLE ASSETS

The following is a summary of intangible assets as at each respective December 31, and activity for the years then ended:

	APL-130277 Patents	License Agreement	Total
	$	$	$
Cost
Balance as at December 31, 2012, 2013, 2014 and 2015	718,150	200,000	918,150

Accumulated Amortization
Balance as at December 31, 2012	47,876	83,331	131,207
Amortization	47,876	11,110	58,986
Balance as at December 31, 2013	95,752	94,441	190,193
Amortization	47,876	11,110	58,986
Impairment	-	94,449	94,449
Balance as at December 31, 2014	143,628	200,000	343,628
Amortization	47,877	-	47,877
Balance as at December 31, 2015	191,505	200,000	391,505

Net book value
Net book value as at December 31, 2014	574,522	-	574,522
Net book value as at December 31, 2015	526,645	-	526,645

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio. The acquisition was accounted for as a purchase of assets by the Company, as Adagio did not meet the definition of a business.

On June 10, 2005, the Company entered into a license agreement with a research and development company relating to technologies associated with the Company’s previous product candidate. The license is for patents that have been issued in certain jurisdictions, which will expire in February 2023, and are currently pending in other jurisdictions. On December 31, 2014, due to the emphasis by the licensee on a different product line in their development pipeline, and the lack of any progress on the licensed project, the Company reviewed the carrying value of the intangible asset for potential impairment. The Company determined that there are no expected future cash flows attributable to this asset and recorded an impairment charge of $94,449 to write down the carrying value of the intangible asset to zero as at December 31, 2014.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

8.	INTANGIBLE ASSETS (continued)

ARx LLC Supply Agreement

On March 17, 2015, the Company entered into an agreement with ARx LLC (“ARx”), whereby ARx assigned to the Company certain patents related to APL-130277, and in exchange the agreement provides that ARx is the sole partner for formulation and process development activities for APL-130277 during the term of the agreement and the expectation of entering into a commercial supply agreement, under which ARx will be the majority supplier of APL-130277 in the United States prior to filing for Food and Drug Administration (“FDA”) approval of APL-130277. The agreement provides that the Company retain sole ownership of all filings with respect to APL-130277. The non-monetary transaction has been recorded at nil, as the fair value of the patents received by the Company and considerations given up could not be reliably measured.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities as at December 31:

	2015	2014
	$	$
Trade payables	3,935,612	2,240,026
Due to related parties (Note 16)	254,932	128,713
Bonus accruals to related parties (Note 16)	533,000	508,710
Other accrued liabilities	517,073	203,182
	5,240,617	3,080,631

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

10.	GAIN ON DEBENTURES EXCHANGE

On March 1, 2013, holders of $4,030,244 in Series A to Series E debentures agreed to an exchange of debt for common shares and warrants, with the remaining $217,424 repaid (See Note 11(ii)). The fair value of the common shares and warrants issued was estimated at the time of grant to be $2,154,428 and $722,816, respectively (see Note 11(ii)). This resulted in a gain on the settlement of the debentures of $1,153,000. The related share and warrant issue cost was $20,157. As a result, $2,139,336 was recorded in share capital and $717,751 was recorded in warrants for the year ended December 31, 2013.

The changes in the value of debentures were as follows:

Debentures
$
Balance, December 31, 2012	4,059,693
Debenture accretion expense	132,428
Accrual of debenture interest expense	55,547
Issuance of shares in exchange for debentures	(2,154,428)
Issuance of warrants in exchange for debentures	(722,816)
Gain on exchange of debentures	(1,153,000)
Repayment of Series A1, A2, B and E5 debentures	(217,424)
Balance, December 31, 2013, 2014 and 2015	-

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL

i)	Authorized common shares

Unlimited number of common shares with no par value

ii)	Issued and outstanding common shares

On February 28, 2013, the Company completed a share consolidation of the Company’s issued and outstanding common shares concurrent on the basis of one (1) new common share for every ten (10) common shares issued and outstanding. In addition, on May 15, 2015, the Company completed a share consolidation of the Company’s issued and outstanding common shares on the basis of one (1) new common share for every sixteen (16) common shares issued and outstanding. All common shares, options, warrants and per share amounts have been restated to give retrospective effect to those share consolidations.

Number of Common Shares
#
Balance, December 31, 2012	888,400
Shares issued for cash	994,230
Shares issued for debt from debenture exchange	547,587
Balance, December 31, 2013	2,430,217
Shares issued for cash	2,403,846
Shares issued for cash from exercise of warrants	165,952
Shares issued for cash from exercise of share-based payments	20,854
Balance, December 31, 2014	5,020,869
Shares issued for cash – public offering	5,175,000
Shares issued for cash – private placement	1,377,467
Shares issued as acquisition milestone share-based payment	69,960
Shares issued for cash from exercise of warrants	624,443
Shares issued for cash from exercise of share-based payments	10,394
Balance, December 31, 2015	12,278,133

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

ii)	Issued and outstanding common shares (continued)

On March 1, 2013, the Company announced that it completed its short form prospectus offering (the “Offering”) in Canada of 816,355 units at a price of $7.36 per unit for aggregate gross proceeds of $6,008,376. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $9.20 per share from the closing date for a period of 60 months, except that the warrants will be cancelled if they are not exercised within 30 days after prior written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been $22.08 or greater for 20 consecutive trading days. The Company paid the agent a work fee of $87,500 plus applicable taxes and reimbursed the agent for certain expenses incurred in connection with the Offering. The Company also paid the agent a cash commission of $47,088 and issued 6,397 non-transferable compensation warrants, each exercisable to purchase one common share on the same terms as the warrants issued in the Offering. In addition, the Company paid other registered dealers and brokers cash commissions of $117,500 and issued 15,964 non-transferable compensation warrants, each exercisable to purchase one common share on the same terms as the warrants issued in the Offering.

The grant date fair value of the warrants and broker warrants were estimated at $2,802,779 and $76,927, respectively, using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.19%, expected life of 5 years, expected dividend rate of 0%, and expected volatility of 114%. The issue cost allocated to warrants was $259,945.

Concurrent with the closing of the Offering, the Company and holders of the Series A to E debentures agreed to convert $4,030,244 in debt for common shares and warrants. This resulted in 547,587 common shares and 273,793 debenture warrants being issued. The common shares were valued at $2,154,428 based on their estimated fair value from the concurrent Offering. Each debenture warrant entitles the holder to acquire one common share at a price of $9.20 for a period of 24 months after the closing date.

The grant date fair value of the warrants was estimated at $722,816 using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 0.97%, expected life of 2 years, expected dividend rate of 0%, and expected volatility of 114%. The issue cost allocated to warrants was $5,065.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

ii)	Issued and outstanding common shares (continued)

On March 21, 2013, the Company announced that it completed a second closing of the Offering. The Company issued 177,875 units at a price of $7.36 per unit for aggregate gross proceeds of $1,309,160. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $9.20 per share from the closing date for a period of 60 months, except that the warrants will be cancelled if they are not exercised within 30 days after prior written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been $22.08 for 20 consecutive trading days. The Company paid to the agent a cash commission of $33,064 and issued 4,492 non-transferable compensation warrants, each exercisable to purchase one common share on the same terms as the warrants issued in the Offering. In addition, the Company paid other registered dealers and brokers cash commissions of $71,668 and issued 9,737 non-transferable compensation warrants, each exercisable to purchase one common share on the same terms as the warrants issued in the Offering.

The grant date fair value of the warrants and broker warrants were estimated at $610,695 and $48,951 respectively, using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.23%, expected life of 5 years, expected dividend rate of 0%, and expected volatility of 113%. The issue cost allocated to warrants was $103,567.

On April 15, 2014, the Company announced that it completed its short-form prospectus offering of units in Canada. Pursuant to the offering, the Company issued an aggregate of 2,403,846 units at a price of $10.40 per unit for gross proceeds of $25,000,000. Each unit consisted of one common share of the Company and one common share purchase warrant of the Company. The units immediately separated on closing into common shares and warrants. Each warrant entitles the holder to purchase one common share at a price equal to $12.96 per share for a period of 60 months after the closing of the offering, except that, subject to certain exceptions, the warrants will be cancelled if they are not exercised within 30 days after written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been $31.20 per common share or more for 20 consecutive trading days. The Company paid a Canadian agent a work fee in the amount of $65,500, plus HST, and reimbursed the Canadian agent and the U.S. agent for certain expenses incurred in connection with the offering. In addition, the Company paid the Canadian agent and U.S. agent cash commissions equal to a total of 7% of the offering, and issued 167,307 non-transferable compensation warrants, each exercisable to purchase one common share on the same terms as the warrants issued in the offering.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

ii)	Issued and outstanding common shares (continued)

The grant date fair value of the warrants and broker warrants was estimated at $10,983,969, using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 1.41%, expected life of five years, expected dividend rate of 0%, and expected volatility of 110%, which was based on the historical share prices of the Company. The issue cost allocated to the warrants was $1,180,757.

As part of the April 15, 2014 offering, Dexcel Pharma Technologies Ltd. subscribed for 384,615 units having an aggregate subscription price of $4,000,000. Dexcel Pharma Technologies Ltd. is an affiliate of Dexxon Holdings Ltd., which is a strategic pharmaceutical investor and significant shareholder of Cynapsus, and which also has two directors on the Board of Directors of the Company.

On March 11, 2015, pursuant to an amended agreement, the Company issued 69,960 common shares to former Adagio shareholders as an acquisition milestone share-based payment (see Note 15, Acquisition Milestone Share-based Payment).

On March 31, 2015, the Company announced the completion of a private placement of 1,377,467 common shares of the Company for gross proceeds of $20,981,579 (US$16,750,000). The issue price of $15.23 per share represents a 20% discount to the five-day volume-weighted average price per common share on the TSX as of the close of business on March 27, 2015. The common shares issued were subject to a hold period, which expired four months plus one day from the date of issue. The Company incurred share issuance and broker commissions costs of $1,430,202 in connection with this transaction.

As part of the March 31, 2015 private placement, Dexxon Holdings Ltd., a strategic pharmaceutical investor and significant shareholder of Cynapsus, which also has two directors on the Board of Directors of the Company, subscribed for 271,381 common shares having an aggregate subscription price of $4,133,684 (see Note 16, Related Party Transactions).

On June 23, 2015, the Company completed an underwritten public offering in the United States of 5,175,000 common shares at a price to the public of US$14.00 per share, for gross proceeds of $89,309,115 (US$72,450,000), including the exercise in full of the underwriters’ option to purchase additional common shares. The Company incurred share issuance and broker commissions costs of $8,133,838 in connection with this transaction. The Company’s common shares are now dual-listed on the NASDAQ Global Market and the TSX. As part of the June 23, 2015 public offering in the United States, Dexxon Holdings Ltd. subscribed for 733,500 common shares having an aggregate subscription price of $12,658,596 (US$10,269,000) (see Note 16, Related Party Transactions).

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iii)	Warrants

The number of warrants outstanding as at each respective December 31 and changes during the years then ended are presented below:

	Number of Warrants	Warrants	Weighted Average Exercise Price/Share
	#	$	$
Balance, December 31, 2012	78,618	317,423	13.76
Expired February 2, 2013	(36,250)	-	16.00
Issued for cash on March 1, 2013 (net of costs)	816,355	2,542,834	9.20
Issued as broker compensation on March 1, 2013	22,361	76,927	9.20
Issued for debt on March 1, 2013 (net of costs)	273,793	717,751	9.20
Issued for cash on March 21, 2013 (net of costs)	177,875	507,128	9.20
Issued as broker compensation on March 21, 2013	14,229	48,951	9.20
Balance, December 31, 2013	1,346,981	4,211,014	9.28
Issued for cash on April 15, 2014 (net of costs)	2,403,846	9,088,474	12.96
Issued as broker compensation on April 15, 2014	167,307	714,738	12.96
Exercised	(165,952)	(562,043)	10.61
Balance, December 31, 2014	3,752,182	13,452,183	11.74
Exercised	(624,443)	(1,965,857)	10.34
Balance, December 31, 2015	3,127,739	11,486,326	12.02

A summary of warrants exercised during the year ended December 31, 2015 is as follows:

Number of Warrants	Cash Proceeds	Exercise Price
#	$	$
434,461	3,997,053	9.20
188,202	2,439,615	12.96
1,780	17,810	10.00
624,443	6,454,478

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iii)	Warrants (continued)

Warrants outstanding and exercisable as at December 31, 2015 were as follows:

Number of Warrants	Exercise Price	Exercise Trigger	Expiry Date	Description
#	$/Share	$/Share
11,875	16.00	24.00	July 18, 2017	2012 Private placement
18,951	10.00	-	October 24, 2017	2012 Private placement
7,887	10.00	-	November 23, 2017	2012 Private placement
585,292	9.20	22.08	March 1, 2018	2013 Prospectus offering, first closing
181,575	9.20	22.08	March 1, 2018	2013 Prospectus offering, second closing
2,322,159	12.96	31.20	April 15, 2019	2014 Prospectus offering
3,127,739

Included in some of the warrant agreements are provisions such that each warrant entitles the holder to purchase one common share at a price equal to the exercise price per share for a period up to the exercise date, except that, subject to certain exceptions, the warrants will be cancelled if they are not exercised within 30 days after written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been three times the unit price of the offering or more for 20 consecutive trading days (the “Exercise Trigger”).

There were no warrants issued during the year ended December 31, 2015. The weighted average grant date fair value of the warrants issued during the year ended December 31, 2014 was $3.81. The weighted average contractual life remaining for the warrants as at December 31, 2015 is 3.00 years (December 31, 2014 - 3.71 years).

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

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

The aggregate number of common shares reserved for issuance under the stock option plan is a maximum of 10% of the issued and outstanding common shares of the Company. As at December 31, 2015, there were a total of 1,007,765 options outstanding, representing 8.2% of the issued and outstanding common shares of the Company (December 31, 2014 – 340,653 options, and 6.8%, respectively). No one person shall be granted options representing more than 5% of the issued and outstanding common shares of the Company in a 12-month period. Option grants to persons providing consulting and investor services may not exceed 2% of the issued and outstanding common shares of the Company in any 12-month period. The options are non-assignable and non-transferable and may be granted for a term not exceeding 10 years. The exercise price of the options is fixed by the Board of Directors of the Company and shall not be lower than the market price (as defined by the TSX) of the shares at the time of grant, subject to all applicable regulatory requirements.

The number of stock options outstanding as at each respective December 31 and changes during the years then ended are as follows:

	Number of Options	Weighted Average Exercise Price/Share
	#	$
Options outstanding as at December 31, 2012	78,722	17.60
Granted	111,894	6.08
Forfeited	(2,168)	16.00
Expired	(20,254)	22.72
Options outstanding as at December 31, 2013	168,194	9.28
Granted	223,812	13.92
Exercised	(20,854)	5.76
Forfeited	(8,937)	6.88
Expired	(21,562)	16.00
Options outstanding as at December 31, 2014	340,653	12.22
Granted	704,693	21.45
Exercised	(10,394)	12.09
Forfeited	(16,510)	20.55
Expired	(10,677)	18.97
Options outstanding as at December 31, 2015	1,007,765	18.47

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

On March 1, 2013, the Company granted stock options to acquire 23,332 common shares. The stock options were granted to the President and CEO of the Company at an exercise price of $7.36 per share for a period of 5 years from the date of the grant. One-third of the options granted vested in 6 months, one-third vested in 12 months and one-third vested in 18 months.

On May 1, 2013, the Company granted stock options to acquire 87,000 common shares. The stock options were granted to officers, directors, employees and consultants of the Company at an exercise price equal to $5.76 per share and expire 5 years from the date of grant. One third of the options granted vested immediately, one-third vested in 6 months and one-third vested in 12 months.

On May 28, 2013, the Company granted stock options to acquire 1,562 common shares. The stock options were granted to a director of the Company at an exercise price of $4.96 per share for a period of 5 years from the date of the grant. One third of the options granted vested immediately, one-third vested in 6 months and one-third vested in 12 months.

On May 20, 2014, the Company granted 141,000 options to directors and officers of the Company at an exercise price of $10.40 per share for a period of five years from the date of the grant. One third of the options vested immediately, one-third vested in six months and one-third vested in 12 months.

On December 5, 2014, the Company granted 82,812 options to directors, officers, employees and consultants of the Company at an exercise price of $19.84 per share and expiring in five years from the date of the grant. For 40,625 of those options, one-eighth vested immediately, and at each six-month anniversary from the date of the grant, another one-eighth have vested or will vest, as applicable, such that all options will have vested in 42 months. For 36,875 options, one-third vested in six months, one third vested in 12 months, and one-third will vest in 18 months. The remaining 5,312 options vested immediately.

On April 2, 2015, the Company granted stock options to acquire 248,743 common shares. The stock options were granted to officers, directors and employees of the Company at an exercise price equal to $21.76 per share and expire five years from the date of grant. 39,686 options vested immediately. For 209,057 of those options, one-quarter vested immediately, one-quarter will vest in one year, one-quarter will vest in two years, and one-quarter will vest in three years.

On September 18, 2015, the Company granted stock options to acquire 413,650 common shares. The stock options were granted to officers, directors and employees of the Company at an exercise price equal to $21.40 per share and expire 10 years from the date of grant. 89,500 options will vest in one year. For 324,150 of those options, one-fifth vested immediately, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

On November 16, 2015, the Company granted stock options to acquire 14,000 common shares. The stock options were granted to an employee of the Company at an exercise price equal to $20.00 per share and expire 10 years from the date of grant. One-fifth vested immediately, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

On December 16, 2015, the Company granted stock options to acquire 28,300 common shares. The stock options were granted to employees of the Company at an exercise price equal to $20.10 per share and expire 10 years from the date of grant. One-fifth vested immediately, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

Weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during each respective year ended December 31, are as follows:

	2015	2014	2013

Exercise price	$21.45	$13.89	$5.60
Grant date share price	$21.45	$12.68	$5.76
Risk-free interest rate	0.98%	1.32%	1.10%
Expected dividend yield	-	-	-
Expected volatility	100%	108%	111%
Expected option term	4.9 years	4.3 years	5 years
Weighted average fair value of options granted during the year	$15.54	$8.80	$4.80

The risk-free interest rate is based on the Government of Canada marketable bonds average yield over the expected option term as of the option grant date, as published on the Bank of Canada website. Expected volatility is based on the historical volatility of the Company’s common shares traded on the TSX and TSXV exchanges, as applicable, over the expected option term of each option grant. The expected option term of each option grant is estimated as the midpoint between the vesting period and the expiry period.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

11.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

Stock options issued and outstanding as at December 31, 2015 were as follows:

Number of Options Outstanding	Number of Options Vested and Exercisable	Effective Exercise Price/ Share	Expiry Date
#	#	$
3,124	3,124	16.00	March 4, 2016
2,500	2,500	16.00	August 19, 2016
17,185	17,185	16.00	March 23, 2017
1,625	1,625	16.00	May 30, 2017
937	937	16.00	August 29, 2017
23,332	23,332	7.36	March 1, 2018
55,998	55,998	5.76	May 1, 2018
1,562	1,562	4.96	May 28, 2018
137,749	137,749	10.40	May 20, 2019
67,185	34,712	19.84	December 5, 2019
240,618	89,923	21.76	April 2, 2020
413,650	64,830	21.40	September 18, 2025
14,000	2,800	20.00	November 16, 2025
28,300	5,660	20.10	December 16, 2025
1,007,765	441,937

The total number of common shares that were issuable pursuant to stock options that were exercisable as at December 31, 2015 is 441,937 (December 31, 2014 - 222,317). The weighted average exercise price of those options as at December 31, 2015 is $14.81 (December 31, 2014 - $12.22).

The weighted average contractual life remaining for the exercisable and outstanding common shares issuable on exercise of stock options as at December 31, 2015 is 4.33 years and 6.36 years, respectively (December 31, 2014 - 3.59 years and 3.98 years).

Total share-based payments compensation expense for the year ended December 31, 2015 was $4,827,307 (December 31, 2014 - $975,627, December 31, 2013 - $516,274) and has been allocated to components of research and development expenses and operating, general and administrative expenses.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

12.	RESEARCH AND DEVELOPMENT

Components of research and development expenses for the years ended December 31 were as follows:

	Notes	2015	2014	2013
		$	$	$
APL-130277 research and development excluding the following items		23,631,302	5,507,680	1,578,314
Salaries, benefits and bonuses		2,078,986	685,487	83,509
Share-based payments	11	1,921,196	237,043	161,644
Amortization of intangible assets	8	47,877	58,986	58,986
Depreciation of property, plant and equipment	7	930	-	-
Recovery on scientific research		(150,924)	(91,717)	(44,232)
Research grant	14	(127,710)	(694,628)	(424,187)
		27,401,657	5,702,851	1,414,034

13.	OPERATING, GENERAL AND ADMINISTRATIVE

Components of operating, general and administrative expenses for the years ended December 31 were as follows:

	Notes	2015	2014	2013
		$	$	$
Operating general, and administrative excluding the following items		5,853,061	3,298,863	1,553,949
Salaries, benefits, bonuses and board fees		2,494,178	1,707,238	1,266,111
Share-based payments	11	2,906,111	738,584	354,630
Depreciation of property, plant and equipment	7	122,946	16,131	2,050
		11,376,296	5,760,816	3,176,740

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

14.	RESEARCH GRANT

On August 8, 2012, the Company was awarded a grant of US$947,925 ($942,977) from The Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to support clinical studies to develop the Company’s product candidate, APL-130277, a sublingual thin film strip reformulation of apomorphine. The grant was awarded under the MJFF’s The Edmond J. Safra Core Programs for Parkinson’s Research, Clinical Intervention Awards aimed at supporting human clinical trials testing promising PD therapies that may significantly and fundamentally improve treatment for people with PD. Funds awarded by MJFF are to be used solely for the specified project and are conditioned on meeting certain milestones and deliverables. As at December 31, 2013, $239,969 was recorded as deferred grant proceeds, and was fully used and recognized into income in the three months ended March 31, 2014.

On July 3, 2014, the Company was awarded a second grant of US$500,000 from MJFF to support clinical studies to develop APL-130277. This MJFF grant was used to fund the Company’s CTH-105 clinical study. Funds awarded by MJFF are to be used solely for the specified project and are conditioned on meeting certain milestones and deliverables. Milestone payments of US$400,000 ($454,660) were received and recognized as research grant income during the year ended December 31, 2014. The final milestone payment of US$100,000 ($127,710) was received on March 13, 2015 and was recognized as research grant income in the first quarter of 2015.

As part of the MJFF grant agreement, Cynapsus is required to support further PD research by making up to US$1,000,000 in contributions to MJFF based on future sales of APL-130277 beginning the year that the Company posts net sales of APL-130277 in excess of US$5,000,000.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

15.	ACQUISITION MILESTONE SHARE-BASED PAYMENT

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio (the “Transaction”). The Transaction was structured as a share exchange, with Adagio shareholders receiving newly issued common shares of the Company in exchange for all of the issued and outstanding shares of Adagio. The Transaction also provided for contingent payments upon the completion of operational milestones. On January 28, 2015, the Company and the former Adagio shareholders, who are substantially represented by key management and, therefore, are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties resulting in an amended condition as described in milestone payment (a) below. Adagio shareholders were entitled to the following additional payments pursuant to the Transaction:

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

b)	a payment of $2,500,000 conditional upon the successful completion of the APL-130277 final safety study, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day VWAP immediately prior to the first public announcement of the results of such study. This study had not been started as at December 31, 2015.

With respect to the payments described in (a) and (b) above, the VWAP of the common shares may not be less than the “discounted market price” as defined in the policies of the TSX.

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered the milestone payment described in (a) above to former Adagio shareholders of 69,960 common shares at a deemed value of $21.44 per common share. The fair value of these shares, in the amount of $1,500,000, was recorded as an expense. See Note 16, Related Party Transactions.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

16.	RELATED PARTY TRANSACTIONS

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and officers. Compensation paid or payable to key management was composed of the following during the years ended December 31:

	2015	2014	2013
	$	$	$
Short-term salaries, benefits and bonuses to officers	1,790,297	1,333,789	990,870
Prior years’ bonuses to executives	-	-	529,068
Director fees	623,620	281,438	143,100
Share-based payments	8,643,428	1,373,900	497,503
	11,057,345	2,989,127	2,160,541

Prior years’ bonuses recognized in 2013 represent bonuses awarded for performance in 2010 to 2012 but which were contingent on the raising of additional capital and were at the discretion of the Board of Directors. During 2013, the Company completed two closings of a short-form prospectus offering for gross proceeds of $7,317,160 (see Note 11) and as a result, these bonuses became payable.

Share-based payments presented above represent the grant date fair value of options issued during the year to key management.

As at December 31, 2015, included in accounts payable and accrued liabilities was $254,932 (December 31, 2014 - $128,713) due to officers and directors of the Company (see Note 9, Accounts Payable and Accrued Liabilities). These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at December 31, 2015, there were accrued bonuses to related parties of $533,000 (December 31, 2014 - $508,710).

The Company’s employment agreements with its executive officers provide for additional payments in the event of termination without cause (see Note 17, Commitments and Contingent Liabilities).

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares. Of the total, 37,652 common shares were issued to the Company’s President and Chief Executive Officer, the value of which is not included in the table above (see Note 15, Acquisition Milestone Share-based Payment).

As part of the April 15, 2014 offering, Dexcel Pharma Technologies Ltd. subscribed for 384,615 units comprised of common shares and warrants having an aggregate subscription price of $4,000,000 (See Note 11, Share Capital). Dexcel Pharma Technologies Ltd. is an affiliate of Dexxon Holdings Ltd., which is a strategic pharmaceutical investor and significant shareholder of Cynapsus, and which also has two directors on the Board of Directors of the Company.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

16.	RELATED PARTY TRANSACTIONS (continued)

As part of the March 31, 2015 private placement, Dexxon Holdings Ltd., subscribed for 271,381 common shares having an aggregate subscription price of $4,133,684 (see Note 11, Share Capital).

As part of the June 23, 2015 public offering in the United States, Dexxon Holdings Ltd. subscribed for 733,500 common shares having an aggregate subscription price of $12,658,596 (US$10,269,000) (see Note 11, Share Capital).

During the year ended December 31, 2015, fees of $52,726 were paid or payable to one of the Company’s directors as compensation for consulting services rendered (December 31, 2014 and 2013 – nil).

17.	COMMITMENTS AND CONTINGENT LIABILITIES

As at December 31, 2015, the Company had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	$	$	$
Purchase obligations	18,284,000	4,778,000	23,062,000
Operating leases	172,000	362,000	534,000
Total contractual obligations	18,456,000	5,140,000	23,596,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, the Company agrees to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in these consolidated financial statements. The Company does not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at December 31, 2015, the maximum amount of any contingent liability, based on a remaining term of five months, was $343,453, which was included in the amount of unrecognized purchase obligations.

The Company is a party to certain employment contracts for its executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately $3,629,431 and would be payable within one year, but are not included in the table of purchase obligations above.

See also Note 14, Research Grant and Note 15, Acquisition Milestone Share-based Payment for other contingent liabilities that are not included in the table of contractual obligations above.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

18.	INCOME TAXES

a)	Provision for income taxes:

Major items causing the Company’s income tax rate to differ from the Canadian combined federal and provincial statutory rate of approximately 26.5% (2014 - 26.5%) are as follows:

	2015	2014
	$	$
Loss before income taxes	(27,470,147)	(10,818,587)

Expected income tax recovery	(7,280,000)	(2,867,000)
Adjustments to benefit resulting from:
Expired non capital losses	-	355,000
Share-based compensation	1,676,500	259,000
Other	(3,000)	17,000
Expenses not deductible for tax purposes	18,000	9,000
Change in benefit of tax assets not recognized	5,588,500	2,227,000
Deferred income tax recovery	-	-

b)	Unrecognized deferred tax assets

Deferred income tax assets have not been recognized in respect of the following deductible temporary differences:

	2015	2014
	$	$
Non-capital loss carryforwards	61,757,000	26,316,000
Scientific research and experimental development expenditures	5,704,000	4,697,000
Share issuance costs	9,696,000	2,784,000
Other temporary differences	(13,624,000)	(1,117,000)
Total	63,533,000	32,680,000

Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the Company can use the benefits.

CYNAPSUS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(in Canadian dollars)

18.	INCOME TAXES (continued)

c)	The Company had approximately $61,757,000 of non-capital losses as at December 31, 2015, which under certain circumstances can be used to reduce the taxable income of future years. The non-capital losses expire as follows:

Available To	Amount
$
2025	426,000
2026	1,730,000
2027	1,198,000
2028	1,508,000
2029	1,524,000
2030	1,177,000
2031	1,858,000
2032	1,923,000
2033	3,981,000
2034	11,102,000
2035	35,330,000
61,757,000

The Company also had approximately $1,140,013 of investment tax credit, and $204,604 of Ontario research and development tax credit as at December 31, 2015, which, under certain circumstances, can be used to reduce income tax payable in future years.

19.	SUBSEQUENT EVENTS

Amalgamation of Adagio Pharmaceuticals Ltd.

In order to simplify the corporate structure of Cynapsus and to reduce administrative costs, effective January 1, 2016, the Company completed a vertical short-form amalgamation pursuant to the Canada Business Corporations Act with its previously wholly-owned subsidiary, Adagio. Pursuant to the amalgamation, all of the issued and outstanding shares of Adagio have been cancelled, and the assets and liabilities of Adagio have been assumed by Cynapsus. No securities of Cynapsus were issued in connection with the amalgamation and the share capital of Cynapsus remains unchanged. The amalgamation will not have any significant effect on the business and operations of Cynapsus.

F-42

EXHIBIT INDEX

Exhibit Number	Description

2.1^	Share Purchase Agreement dated December 22, 2011 among Cynapsus, Adagio and the former shareholders of Adagio (incorporated by reference to Exhibit 2.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

2.2	Share Purchase Agreement Amending Agreement dated January 28, 2015 among Cynapsus and the former shareholders of Adagio (incorporated by reference to Exhibit 2.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

3.1	Certificate and Articles of Amalgamation of Cynapsus, dated as of January 1, 2016 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on January 4, 2016 (File No. 001-37426))

3.2	By-law No. 2 of Cynapsus (incorporated by reference to Exhibit 3.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.1	Specimen Common Share Certificate of Cynapsus (incorporated by reference to Exhibit 4.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.2	Form of Warrant Certificate dated July 18, 2012 (incorporated by reference to Exhibit 4.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.3	Form of Warrant Certificate dated October 24, 2012 (incorporated by reference to Exhibit 4.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.4	Form of Warrant Certificate dated November 23, 2012 (incorporated by reference to Exhibit 4.4 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.5 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013) (incorporated by reference to Exhibit 4.6 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.7 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014) (incorporated by reference to Exhibit 4.8 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.1	Lease, effective February 1, 2016, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on February 3, 2016 (File No. 001-37426))

10.2	Short Occupancy Agreement dated August 31, 2015 between Cynapsus and Images Life Media Inc. (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015 (File No. 001-37426))

10.3#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.4+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.5+	Employment Agreement, dated October 1, 2015, between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.6+	Employment Agreement, dated October 1, 2015, between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.7+	Employment Agreement, dated October 1, 2015, between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.8+	Employment Agreement, dated October 1, 2015, between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.4 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.9+	Form of Director and Officer Indemnification Agreement dated effective as of September 2, 2015 (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015)

10.10	Non-disclosure, Non-solicitation and Non-competition Agreement dated November 16, 2009 between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.11 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.11	Non-disclosure, Non-solicitation and Non-competition Agreement dated January 1, 2006 between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.12 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

Subsidiary of Cynapsus

10.12	Non-disclosure, Non-solicitation and Non-competition Agreement dated October 6, 2014 between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.13 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.13	Non-disclosure, Non-solicitation and Non-competition Agreement dated April 1, 2013 between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.14 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.14	Consulting and Advisory Agreement effective July 1, 2015 between Cynapsus and Hutchinson and Associates LLC (incorporated by reference to Exhibit 10.15 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

16.1*	Letter of McGovern, Hurley, Cunningham, LLP

21.1*	Subsidiary of Cynapsus

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of McGovern, Hurley, Cunningham, LLP

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
^	Certain schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the schedules to the SEC upon request.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment order granted by the SEC.
+	Indicates management contract or compensatory plan.