Form 10-K/A
period 2015-12-31
Cynapsus Therapeutics Inc.
filed 2016-03-18
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Cynapsus Therapeutics Inc. is filing this Amendment No. 1, or this Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the Original Form 10-K, which was filed with the United States Securities and Exchange Commission, or the SEC, on March 9, 2016, solely to correct certain numerical errors in the first table appearing under the heading “Share Capital” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-K. The “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Amendment supersedes in its entirety the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” previously included in the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

- i -

CYNAPSUS THERAPEUTICS INC.

FORM 10-K/A

AMENDMENT NO. 1

- ii -

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

Share Capital

Since the year ended December 31, 2015, the following changes have occurred to common shares, stock options and warrants of Cynapsus:

	As at March 8, 2016
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at December 31, 2015	12,278,133	1,007,765	3,127,739	16,413,637
Warrants exercised in 2016	22,433	-	(22,433)	-
Options granted in 2016	-	38,000	-	38,000
As at March 8, 2016	12,300,566	1,045,765	3,105,306	16,451,637

Exercised Warrants

Summary of warrants exercised since the year ended December 31, 2015 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	Cdn$	Cdn$
12,858	118,294	9.20	March 1, 2018
5,200	52,000	10.00	October 24, 2017
4,375	56,700	12.96	April 15, 2019
22,433	226,994

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.

By:	/s/ Anthony Giovinazzo
	Name:	Anthony Giovinazzo
	Title:	President and Chief Executive Officer

Date: March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated on March 18, 2016:

/s/ Anthony Giovinazzo	President, Chief Executive Officer and Director
Anthony Giovinazzo	(Principal Executive Officer)

/s/ Andrew Williams	Chief Operating Officer and Chief Financial Officer
Andrew Williams	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Rochelle Stenzler

Director
Tomer Gold

*	Director
Ronald Hosking

*	Director
Dr. Perry Molinoff

*	Director
Ilan Oren

*	Director
Nan Hutchinson

*	Director
Tamar Howson

* By:	/s/ Andrew Williams

Name:	Andrew Williams
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1^	Share Purchase Agreement dated December 22, 2011 among Cynapsus, Adagio and the former shareholders of Adagio (incorporated by reference to Exhibit 2.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

2.2	Share Purchase Agreement Amending Agreement dated January 28, 2015 among Cynapsus and the former shareholders of Adagio (incorporated by reference to Exhibit 2.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

3.1	Certificate and Articles of Amalgamation of Cynapsus, dated as of January 1, 2016 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on January 4, 2016 (File No. 001-37426))

3.2	By-law No. 2 of Cynapsus (incorporated by reference to Exhibit 3.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.1	Specimen Common Share Certificate of Cynapsus (incorporated by reference to Exhibit 4.1 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.2	Form of Warrant Certificate dated July 18, 2012 (incorporated by reference to Exhibit 4.2 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.3	Form of Warrant Certificate dated October 24, 2012 (incorporated by reference to Exhibit 4.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.4	Form of Warrant Certificate dated November 23, 2012 (incorporated by reference to Exhibit 4.4 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.5	Warrant Indenture dated March 1, 2013, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.5 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.6	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated March 1, 2013) (incorporated by reference to Exhibit 4.6 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.7	Warrant Indenture dated April 15, 2014, by and between Equity Financial Trust Company and Cynapsus (incorporated by reference to Exhibit 4.7 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

4.8	Supplemental Indenture dated May 15, 2015, by and between Equity Financial Trust Company and Cynapsus (relating to the Warrant Indenture dated April 15, 2014) (incorporated by reference to Exhibit 4.8 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.1	Lease, effective February 1, 2016, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on February 3, 2016 (File No. 001-37426))

10.2	Short Occupancy Agreement dated August 31, 2015 between Cynapsus and Images Life Media Inc. (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015 (File No. 001-37426))

10.3#	Agreement dated March 17, 2015 by and between ARx, LLC and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 14, 2015 (File No. 001-37426))

10.4+	2014 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s registration statement on Form S-8 filed with the SEC on July 29, 2015 (File No. 333-205929))

10.5+	Employment Agreement, dated October 1, 2015, between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.6+	Employment Agreement, dated October 1, 2015, between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.2 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.7+	Employment Agreement, dated October 1, 2015, between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.3 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.8+	Employment Agreement, dated October 1, 2015, between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.4 to Cynapsus’s Form 8-K filed with the SEC on October 2, 2015 (File No. 001-37426))

10.9+	Form of Director and Officer Indemnification Agreement dated effective as of September 2, 2015 (incorporated by reference to Exhibit 10.1 to Cynapsus’s Form 8-K filed with the SEC on September 4, 2015)

10.10	Non-disclosure, Non-solicitation and Non-competition Agreement dated November 16, 2009 between Anthony Giovinazzo and Cynapsus (incorporated by reference to Exhibit 10.11 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.11	Non-disclosure, Non-solicitation and Non-competition Agreement dated January 1, 2006 between Andrew Williams and Cynapsus (incorporated by reference to Exhibit 10.12 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.12	Non-disclosure, Non-solicitation and Non-competition Agreement dated October 6, 2014 between Thierry Bilbault and Cynapsus (incorporated by reference to Exhibit 10.13 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.13	Non-disclosure, Non-solicitation and Non-competition Agreement dated April 1, 2013 between Albert Agro and Cynapsus (incorporated by reference to Exhibit 10.14 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

10.14	Consulting and Advisory Agreement effective July 1, 2015 between Cynapsus and Hutchinson and Associates LLC (incorporated by reference to Exhibit 10.15 to Cynapsus’s quarterly report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 12, 2015 (File No. 001-37426))

16.1***	Letter of McGovern, Hurley, Cunningham, LLP

21.1***	Subsidiary of Cynapsus

23.1***	Consent of Ernst & Young LLP

23.2***	Consent of McGovern, Hurley, Cunningham, LLP

24.1***	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
^	Certain schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the schedules to the SEC upon request.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment order granted by the SEC.
+	Indicates management contract or compensatory plan.

- 20 -