Form 10-Q
period 2016-03-31
Cynapsus Therapeutics Inc.
filed 2016-05-11
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 12,316,441 common shares, no par value per share, of Cynapsus Therapeutics Inc. outstanding.

CYNAPSUS THERAPEUTICS INC.

FORM 10-Q

- i -

GENERAL MATTERS

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Cynapsus,” “we,” “us” and “our” refer to Cynapsus Therapeutics Inc. and our wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc., a Delaware corporation, or Cynapsus U.S. Adagio Pharmaceuticals Ltd., or Adagio, our previously wholly-owned subsidiary incorporated under the Canada Business Corporations Act, amalgamated with Cynapsus effective as of January 1, 2016.

Cynapsus, a corporation organized under the federal laws of Canada, qualifies as a “foreign private issuer,” as such term is defined in Rule 12b-2 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, in the U.S. for purposes of the Exchange Act. Although as a foreign private issuer, we are not required to do so, we currently file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K with the United States Securities and Exchange Commission, or the SEC, instead of filing the reporting forms available to foreign private issuers.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

On May 15, 2015, we effected a 16-to-one share consolidation and commenced trading on a post-consolidated basis on May 21, 2015. The consolidation was approved by our shareholders on May 7, 2015 at our annual and special meeting of shareholders. Except where otherwise noted, all information in this Quarterly Report on Form 10-Q gives effect to such share consolidation.

Unless otherwise indicated, financial information in this Quarterly Report on Form 10-Q has been prepared in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board, or IASB.

As further discussed in Note 2 to our unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2016 included in this Quarterly Report on Form 10-Q, the Canadian dollar had previously been the functional and reporting currency of our business and our consolidated financial statements for periods through December 31, 2015 were expressed in Canadian dollars. We determined that our expenditures and cash flows are now primarily denominated in United States dollars, and are expected to remain principally denominated in United States dollars in the future. Effective January 1, 2016, the functional currency of Cynapsus and our subsidiary changed to the United States dollar and we decided also to change our reporting currency to the United States dollar in order to better reflect our underlying performance. Accordingly, our unaudited condensed interim consolidated financial statements included in this Quarterly Report on Form 10-Q are expressed in United States dollars.

Unless otherwise noted herein, all references to “$,” “US$,” “United States dollars,” “U.S. dollars” or “dollars” are to the currency of the United States and references to “Cdn$” or “Canadian dollars” are to the currency of Canada.

As of May 10, 2016, the noon rate of exchange published by the Bank of Canada was US$1.00 = Cdn$1.2959.

- ii -

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable securities laws. These forward-looking statements include information about possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. The statements we make regarding the following matters are forward-looking by their nature and are based on certain of the assumptions noted below:

•	our beliefs regarding the advantages of APL-130277 and assumptions that others will share such beliefs;

•	our expectations regarding the commercialization of APL-130277;

•	our belief that the opportunity for APL-130277 outside the United States for Parkinson’s disease, or PD, patients is substantial;

•	our beliefs regarding the main competitors for APL-130277;

•	our belief that there is an unmet medical need and market opportunity for APL-130277;

•	our expectations regarding regulatory approval in the United States, Europe and other jurisdictions;

•	our expectation that APL-130277 will be able to follow the regulatory pathway set forth in Section 505(b)(2) of the United States Federal Food, Drug, and Cosmetic Act, or FDCA, and the timing of our new drug application, or NDA, submission;

•	our plan to timely commence and/or complete remaining trials and studies as required by the U.S. Food and Drug Administration, or FDA, and other regulators, including our Phase 3 clinical trials and studies;

•	our belief that the current manufacturing capabilities of our partners are sufficient to support the remaining clinical trial needs and commercial launch of our product candidate;

•	our beliefs regarding frequency, types and severity of OFF episodes;

•	our assumption that two-thirds of PD patients that suffer OFF episodes suffer at least one OFF episode per day;

•	our expectations that our U.S. and foreign patents will not expire early or prematurely;

•	our ability to successfully protect and use our intellectual property, including intellectual property that we own and/or license;

•	our expectations regarding future capital needs, funding requirements and use of proceeds and our assumption relating to current and future costs;

•	our ability to otherwise successfully develop APL-130277 and any other product candidates we may develop in the future;

•	our beliefs regarding the sufficiency of our existing cash for funding certain activities;

•	our intention to develop and commercialize APL-130277 in international markets;

•	our expectation for building a focused sales and marketing infrastructure to market APL-130277 and any other product candidates in the United States;

•	the potential benefits and effects of using wearable device technology in our clinical trials and our intention of securely using data in our Phase 3 data analytics sub-study;

•	our expectations regarding any prescribing label for APL-130277;

- iii -

•	our expectations regarding pricing of APL-130277 in the United States and the European Union;

•	our expectations regarding coverage, and restrictions imposed, by third-party payors for APL-130277 in the United States and the European Union; and

•	our expectations regarding legislation and regulations potentially affecting APL-130277.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, those factors identified under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in our filings and reports in the United States with the SEC available on the SEC’s web site at www.sec.gov, and in Canada with the various Canadian securities regulators, which are available online at www.sedar.com. Furthermore, unless otherwise stated, the forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes or otherwise, except as required by law.

- iv -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNAPSUS THERAPEUTICS INC.

Interim Consolidated Statements of Financial Position

UNAUDITED

(in U.S. dollars)

	NOTES	March 31, 2016	December 31, 2015 (Restated – Note 2)	January 1, 2015 (Restated – Note 2)
		$	$	$
ASSETS
Current assets
Cash	5	68,621,813	75,802,951	15,040,604
Prepaid expenses and other current assets		499,965	628,588	232,549
Total current assets		69,121,778	76,431,539	715,273,153
Non-current assets
Property, plant and equipment	6	470,477	409,393	222,249
Intangible assets	7	371,853	380,501	495,238

Total assets		69,964,108	77,221,433	15,990,640
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	8, 14	3,659,178	3,799,220	2,655,503
Total current liabilities		3,659,178	3,799,220	2,655,503

SHAREHOLDERS’ EQUITY
Share capital	9	119,890,712	119,564,786	29,803,102
Warrants	9	10,523,219	10,622,950	12,486,867
Share-based payments	9	7,345,920	6,333,372	2,641,709
Deficit		(60,788,638)	(52,432,612)	(30,815,264)
Accumulated other comprehensive loss	2	(10,666,283)	(10,666,283)	(781,277)
Total shareholders’ equity		66,304,930	73,422,213	13,335,137

Total liabilities and shareholders’ equity		69,964,108	77,221,433	15,990,640

COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)

SUBSEQUENT EVENTS (Note 16)

APPROVED ON BEHALF OF THE BOARD:

“Ronald Hosking”	, Director	“Rochelle Stenzler”	, Director

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.

Interim Consolidated Statements of Loss and Comprehensive Loss

UNAUDITED

(in U.S. dollars, except share figures)

		For the Three Months Ended
		March 31,
	NOTES	2016	2015 (Restated – Note 2)
		$	$
EXPENSES

Research and development	10	5,219,133	2,353,082
Operating, general and administrative	11	3,141,030	1,504,804
Acquisition milestone share-based payment	13	-	1,209,150
Unrealized foreign exchange gain		(4,137)	(953,158)
Other interest income and related charges		-	(7,256)
Loss for the period		8,356,026	4,106,622

Other comprehensive loss
Foreign currency translation adjustment	2	-	1,302,667

Loss and other comprehensive loss for the period		8,356,026	5,409,289

Loss per share – basic and diluted		0.68	0.78

Weighted average number of shares outstanding – basic and diluted		12,291,040	5,233,766

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.

Interim Consolidated Statements of Changes in Shareholders’ Equity

UNAUDITED

(in U.S. dollars)

	NOTES	Share capital	Warrants	Share- based payments	Deficit	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$

Balance as at December 31, 2015		119,564,786	10,622,950	6,333,372	(52,432,612)	(10,666,283)	73,422,213

Exercise of warrants	9	325,926	(99,731)	-	-	-	226,195
Share-based payments	9	-	-	1,012,548	-	-	1,012,548
Loss for the period		-	-	-	(8,356,026)	-	(8,356,026)
Activity for the period		325,926	(99,731)	1,012,548	(8,356,026)	-	(7,117,283)

Balance as at March 31, 2016		119,890,712	10,523,219	7,345,920	(60,788,638)	(10,666,283)	66,304,930

Balance as at December 31, 2014 (Restated – Note 2)		29,803,102	12,486,868	2,641,709	(30,815,264)	(781,278)	13,335,137

Private placement, net of transaction costs		15,578,045	-	-	-	-	15,578,045
Exercise of warrants		4,618,544	(1,198,443)	-	-	-	3,420,101
Exercise of share-based payments		117,242	-	(49,233)	-	-	68,009
Share-based payments		-	-	220,926	-	-	220,926
Acquisition milestone share-based payment	13	1,175,250	-	-	-	-	1,175,250
Loss for the period		-	-	-	(4,106,622)	-	(4,106,622)
Foreign currency translation adjustment	2	-	-	-	-	(1,302,667)	(1,302,667)
Activity for the period		21,489,081	(1,198,443)	171,693	(4,106,622)	(1,302,667)	15,053,042

Balance as at March 31, 2015		51,292,183	11,288,425	2,813,402	(34,921,886)	(2,083,945)	28,388,179

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Cash Flows

UNAUDITED
(in U.S. dollars)

		For the Three Months Ended
		March 31,
	NOTES	2016	2015 (Restated – Note 2)
		$	$
Operating activities
Loss for the period		(8,356,026)	(4,106,622)
Items not affecting cash:
Share-based payments	9,10,11	1,012,548	220,926
Amortization of intangible assets	7,10	8,648	9,648
Depreciation of property, plant and equipment	6,10,11	32,969	6,680
Acquisition milestone share-based payment	13,14	-	1,175,250
Unrealized foreign exchange gain		(4,137)	(953,158)
		(7,305,998)	(3,647,276)
Changes in non-cash working capital:
Change in prepaid expenses and other current assets		128,623	(450,132)
Change in accounts payables and accrued liabilities		(140,042)	(523,122)
Net cash used in operating activities		(7,317,417)	(4,620,530)

Investing activities
Purchase of property, plant and equipment	6	(94,053)	(107,329)
Net cash used in investing activities		(94,053)	(107,329)

Financing activities
Gross proceeds from issuance of shares and warrants	9	-	16,750,001
Commissions and share issuance costs	9	-	(1,171,956)
Gross proceeds from exercise of warrants	9	226,195	3,420,101
Gross proceeds from exercise of share-based payments	9	-	68,009
Net cash provided by financing activities		226,195	19,066,155
Effect of exchange rate changes on cash		4,137	(435,031)
Increase (decrease) in cash		(7,181,138)	13,903,265

Cash, beginning of period		75,802,951	15,040,604
Cash, end of period		68,621,813	28,943,869

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

1.	NATURE OF OPERATIONS

Cynapsus Therapeutics Inc. (“Cynapsus” or the “Company”) is a specialty central nervous system pharmaceutical company currently developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with Parkinson’s disease (“PD”). The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) (TSX:CTH) in Canada and listed on the NASDAQ Global Market (NASDAQ: CYNA) in the United States. Cynapsus is organized under the federal laws of Canada. The head office, principal address, registered address and records office of the Company are located at 828 Richmond Street West, Toronto, Ontario, Canada, M6J 1C9.

2.	BASIS OF PREPARATION

The unaudited condensed interim consolidated financial statements consolidate the financial statements of Cynapsus and its wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc. (“Cynapsus U.S.”), and its previously wholly-owned subsidiary, Adagio Pharmaceuticals Ltd. (“Adagio”). All significant intercompany transactions and balances have been eliminated. Adagio was amalgamated with Cynapsus on January 1, 2016.

These unaudited condensed interim consolidated financial statements have been prepared in compliance with International Accounting Standard (“IAS”) 34, Interim Financial Reporting. The notes presented in these unaudited condensed interim consolidated financial statements include only significant events and transactions occurring since the Company’s last fiscal year-end and are not fully inclusive of all matters required to be disclosed in its annual audited consolidated financial statements. The accounting policies adopted in the preparation of the unaudited condensed interim consolidated financial statements are consistent with those followed in the preparation of the Company’s annual consolidated financial statements for the year ended December 31, 2015. Any subsequent changes to International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) or their interpretation that are given effect in the Company’s annual consolidated financial statements for the year ending December 31, 2016 could result in a restatement of these unaudited condensed interim consolidated financial statements.

On May 10, 2016, the Board of Directors approved and authorized these unaudited condensed interim consolidated financial statements for the three months ended March 31, 2016.

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period and all amounts prior to January 1, 2016 have been restated for the change in reporting currency described below.

In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Change in presentation and functional currency

The Company has determined that its expenditures and cash flows are now primarily denominated in United States dollars (“US$”), and are expected to remain principally denominated in US$ in the future. Effective January 1, 2016, the Company changed its functional currency from Canadian dollars (“Cdn$”) to US$. In order to better reflect the underlying performance of the Company, it also changed the presentation currency of its consolidated financial statements from Cdn$ to US$. In making the change to a US$ presentation currency, the Company followed the guidance in IAS 21, The Effects of Changes in Foreign Exchange Rates (“IAS 21”) and has applied the change retrospectively as if the new presentation currency had always been the Company's presentation currency. In accordance with IAS 21, the financial statements for all the periods presented have been translated to the new US$ presentation currency. For comparative balances, assets and liabilities have been translated into the presentation currency at the rate of exchange prevailing at the reporting date, or at the exchange rate prevailing at the date of the transactions. Exchange rate differences arising on translation are taken to accumulated other comprehensive loss in shareholders' equity. Accumulated other comprehensive loss was set to nil at January 1, 2010, the date of transition to IFRS. The Company has presented the effects of the change in the presentation currency below.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

2.	BASIS OF PREPARATION (continued)

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Following the change in functional currency outlined above, the functional currency of the Company and its subsidiary is the US$. The functional currency determinations were conducted through an analysis of the consideration factors identified in IAS 21.

	December 31, 2015		January 1, 2015
	US$	Cdn$	US$	Cdn$

ASSETS
Current assets
Cash	75,802,951	104,911,307	15,040,604	17,448,497
Prepaid expenses and other current assets	628,588	870,018	232,549	269,779
Total current assets	76,431,539	105,781,325	15,273,153	17,718,276
Non-current assets
Property, plant and equipment	409,393	566,634	222,249	257,830
Intangible assets	380,501	526,645	495,238	574,522

Total assets	77,221,433	106,874,604	15,990,640	18,550,628

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,799,220	5,240,617	2,655,503	3,080,631
Total current liabilities	3,799,220	5,240,617	2,655,503	3,080,631

SHAREHOLDERS’ EQUITY
Share capital	119,564,786	142,580,515	29,803,102	31,740,941
Warrants	10,622,950	11,486,326	12,486,867	13,452,183
Share-based payments	6,333,372	7,547,945	2,641,709	2,787,525
Deficit	(52,432,612)	(59,980,799)	(30,815,264)	(32,510,652)
Accumulated other comprehensive loss	(10,666,283)	-	(781,277)	-
Total shareholders’ equity	73,422,213	101,633,987	13,335,137	15,469,997

Total liabilities and shareholders’ equity	77,221,433	106,874,604	15,990,640	18,550,628

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

2.	BASIS OF PREPARATION (continued)

	For the Three Months Ended
	March 31, 2015
	US$	Cdn$
	$	$
EXPENSES

Research and development	2,353,082	2,919,094
Operating, general and administrative	1,504,804	1,866,771
Acquisition milestone share-based payment	1,209,150	1,500,000
Unrealized foreign exchange gain	(953,158)	(1,182,432)
Other interest income and related charges	(7,256)	(9,001)
Loss for the period	4,106,622	5,094,432

Other comprehensive loss
Foreign currency translation adjustment	1,302,667	-

Loss and other comprehensive loss for the period	5,409,289	5,094,432

Loss per share – basic and diluted	0.78	0.97

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

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
March 31, 2016
(in U.S. dollars)

4.	SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of these unaudited condensed interim consolidated financial statements in accordance with IFRS requires management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. The unaudited condensed interim consolidated financial statements include estimates, which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the unaudited condensed interim consolidated financial statements, and may require accounting adjustments based on future occurrences.

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

Contingencies

See Note 15, Commitments and Contingent Liabilities.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

5.	RISK MANAGEMENT

Financial risk management

In the normal course of business, the Company is exposed to a number of financial risks that can affect its operating performance, which include credit risk, liquidity risk and market risk. The Company’s overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance. There were no changes in the Company’s approach to risk management during the period ended March 31, 2016.

(i)	Credit risk

The Company’s cash balance is on deposit with a Canadian chartered bank. The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to these financial instruments is remote.

(ii)	Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at March 31, 2016, the Company had cash of $68,621,813 and prepaid expenses and other current assets of $499,965 (December 31, 2015 - $75,802,951 and $628,588, respectively) to settle current liabilities of $3,659,178 (December 31, 2015 - $3,799,220). Most of the Company’s accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(i)	Interest rate risk

The Company had a cash balance of $68,621,813 as at March 31, 2016 (December 31, 2015 - $75,802,951).

The Company’s current policy is to invest excess cash in a business savings account. The Company considers interest rate risk to be minimal.

(ii)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s functional and presentation currency is the U.S. dollar and all amounts in the consolidated financial statements are expressed in U.S. dollars, unless otherwise noted. The Company funds the majority of research and development expenses denominated in the U.S. dollar from its U.S. dollar bank account held in Canada and certain expenses denominated in the Euro on a cash call basis using the Euro converted from its U.S. dollar bank account held in Canada. The Company believes that while currency conversions could affect results of operations, there is not a significant risk to its ability to meet its obligations. Management believes the foreign exchange risk derived from currency conversions is not significant and, therefore, does not hedge its foreign exchange risk.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

5.	RISK MANAGEMENT (continued)

(ii)	Foreign currency risk (continued)

The following table summarizes accounts denominated in Canadian dollars, reported in U.S. dollar equivalents, and the effective Cdn$/US$ exchange rate applied as at:

	March 31, 2016	December 31, 2015
	$	$
Cash	131,968	277,760
Accounts payable	234,245	219,802
Net exposure	(102,277)	57,958

Cdn$/US$ exchange rate	0.7700	0.7225

Based on the Company’s foreign currency exposures noted above, a 10% strengthening of the Canadian dollar against the U.S. dollar as at March 31, 2016 would have increased the net loss by approximately $10,000 (December 31, 2015 – decrease of $6,000), assuming all other variables remained constant. A 10% weakening of the Canadian dollar would have an opposite effect, assuming that all other variables remained constant.

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

IFRS require that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the interim consolidated statement of financial position dates based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts payable and accrued liabilities are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the interim consolidated statements of financial position approximate fair value because of the short-term nature of these instruments.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

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

There were no changes in the Company’s approach to capital management during the period ended March 31, 2016. The Company and Cynapsus U.S., its wholly-owned subsidiary, and Adagio, its previously wholly-owned subsidiary, are not subject to externally imposed capital requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment as at March 31, 2016 and activity for the period then ended:

	Computer Equipment	Furniture and Fixtures	Leasehold Improvements	R&D Equipment	Total
	$	$	$	$	$
Cost
Balance as at December 31, 2015	274,955	60,522	156,673	26,878	519,028
Additions	88,024	3,331	-	2,698	94,053
Balance as at March 31, 2016	362,979	63,853	156,673	29,576	613,081

Accumulated depreciation
Balance as at December 31, 2015	66,034	15,613	27,316	672	109,635
Depreciation	17,973	2,340	10,488	2,168	32,969
Balance as at March 31, 2016	84,007	17,953	37,804	2,840	142,604

Net book value
Net book value as at December 31, 2015	208,921	44,909	129,357	26,206	409,393
Net book value as at March 31, 2016	278,972	45,900	118,869	26,736	470,477

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Consolidated Interim Financial Statements
March 31, 2016
(in U.S. dollars)

7.	INTANGIBLE ASSETS

The following is a summary of intangible assets as at March 31, 2016 and activity for the period then ended:

	APL-130277 Patents	License Agreement	Total
	$	$	$
Cost
Balance as at December 31, 2015	518,865	144,500	663,365

Accumulated amortization
Balance as at December 31, 2015	138,364	144,500	282,864
Amortization	8,648	-	8,648
Balance as at March 31, 2016	147,012	144,500	291,512

Net book value
Net book value as at December 31, 2015	380,501	-	380,501
Net book value as at March 31, 2016	371,853	-	371,853

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

7.	INTANGIBLE ASSETS (continued)

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities as at December 31, 2015 and March 31, 2016:

	March 31, 2016	December 31, 2015
	$	$
Trade payables	3,089,304	2,847,301
Due to related parties (Note 14)	206,811	184,188
Bonus accruals to related parties (Note 14)	15,341	385,093
Other accrued liabilities	347,722	382,638
	3,659,178	3,799,220

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

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

Number of Common Shares
#
Balance, December 31, 2015	12,278,133
Shares issued for cash from exercise of warrants	31,233
Balance, March 31, 2016	12,309,366

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

9.	SHARE CAPITAL (continued)

iii)	Warrants

The number of warrants outstanding as at December 31, 2015 and March 31, 2016 and changes during the period then ended are presented below:

	Number of Warrants	Warrants	Weighted Average Exercise Price/Share
	#	$	Cdn$
Balance, December 31, 2015	3,127,739	10,622,950	12.02
Exercised	(31,233)	(99,731)	9.86
Balance, March 31, 2016	3,096,506	10,523,219	12.05

A summary of warrants exercised during the period ended March 31, 2016 is as follows:

Number of Warrants	Cash Proceeds	Exercise Price
#	$	Cdn$
21,658	147,366	9.20
5,200	37,710	10.00
4,375	41,119	12.96
31,233	226,195

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

9.	SHARE CAPITAL (continued)

iii)	Warrants (continued)

Warrants outstanding and exercisable as at March 31, 2016 were as follows:

Number of Warrants	Exercise Price	Exercise Trigger	Expiry Date	Description
#	Cdn$/Share	Cdn$/Share
11,875	16.00	24.00	July 18, 2017	2012 Private placement
13,751	10.00	-	October 24, 2017	2012 Private placement
7,887	10.00	-	November 23, 2017	2012 Private placement
563,634	9.20	22.08	March 1, 2018	2013 Prospectus offering, first closing
181,575	9.20	22.08	March 1, 2018	2013 Prospectus offering, second closing
2,317,784	12.96	31.20	April 15, 2019	2014 Prospectus offering
3,096,506

Included in some of the warrant agreements are provisions such that each warrant entitles the holder to purchase one common share at a price equal to the exercise price per share for a period up to the expiration date, except that, subject to certain exceptions, the warrants will be cancelled if they are not exercised within 30 days after written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been three times the unit price of the offering for more than 20 consecutive trading days (the “Exercise Trigger”).

There were no warrants issued during the period ended March 31, 2016. The weighted average contractual life remaining for the warrants outstanding as at March 31, 2016 is 2.75 years (December 31, 2015 - 3.00 years).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

9.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

The Company has in place a stock option plan for the purchase of common shares by its directors, officers, employees and other service providers, which was amended and restated effective as of May 10, 2016 (as amended and restated, the “Plan”). No amounts are paid or payable by the recipient on receipt of the option. The options carry neither rights to dividends nor voting rights. Options may be exercised at any time from the date of vesting to the date of their expiry, for cash or on a cashless basis, as provided in the Plan. Prior to the amendment and restatement of the stock option plan on May 10, 2016, options could be exercised only for cash under the plan. The number of options granted is approved by the Board of Directors. After the resignation of an employee, director or consultant, any vested option held by such optionee may be exercised within a reasonable period (not to exceed one year), as determined by the Board of Directors and set forth in the applicable option agreement, provided such date is no later than the expiration of the applicable option period (as defined in the Plan).

The aggregate number of common shares reserved for issuance under the Plan is a maximum of 10% of the issued and outstanding common shares of the Company at the time of grant. As at March 31, 2016, there were a total of 1,045,085 options outstanding, representing 8.5% of the issued and outstanding common shares of the Company (December 31, 2015 – 1,007,765 options, and 8.2%, respectively). No one person shall be granted options representing more than 5% of the issued and outstanding common shares of the Company at the time of grant. Option grants to insiders (as defined in the Plan) within any 12-month period, or issuable to insiders at any time, may not exceed 10% of the issued and outstanding common shares of the Company at such time. The options are non-assignable and non-transferable and may be granted for a term not exceeding 10 years. The exercise price of the options is fixed by the Board of Directors of the Company and shall not be lower than the market price (as defined by the TSX) of the common shares at the time of grant, subject to all applicable regulatory requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

9.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

The number of stock options outstanding as at December 31, 2015 and changes during the period ended March 31, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price/Share
	#	Cdn$
Options outstanding as at December 31, 2015	1,007,765	18.47
Granted	38,000	19.00
Forfeited	(680)	20.10
Options outstanding as at March 31, 2016	1,045,085	18.49

On February 16, 2016, the Company granted stock options to acquire 38,000 common shares. The stock options were granted to an employee of the Company at an exercise price equal to Cdn$19.00 per share and expire 10 years from the date of grant. One-fifth will vest in six months, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

Weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the three months ended March 31, 2016 are as follows:

Exercise price	Cdn$	19.00
Grant date share price	Cdn$	19.00
Risk-free interest rate		0.90%
Expected dividend yield		-
Expected volatility		97.6%
Expected option term		6.1 years
Weighted average fair value of options granted	Cdn$	14.71

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

9.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

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

Stock options issued and outstanding as at March 31, 2016 were as follows:

Number of Options Outstanding	Number of Options Vested and Exercisable	Effective Exercise Price/ Share	Expiry Date
#	#	Cdn$
3,124	3,124	16.00	March 4, 2016 (extended to 10 business days after the end of the applicable blackout period)
2,500	2,500	16.00	August 19, 2016
17,185	17,185	16.00	March 23, 2017
1,625	1,625	16.00	May 30, 2017
937	937	16.00	August 29, 2017
23,332	23,332	7.36	March 1, 2018
55,998	55,998	5.76	May 1, 2018
1,562	1,562	4.96	May 28, 2018
137,749	137,749	10.40	May 20, 2019
67,185	34,712	19.84	December 5, 2019
240,618	89,923	21.76	April 2, 2020
413,650	64,830	21.40	September 18, 2025
14,000	2,800	20.00	November 16, 2025
27,620	5,660	20.10	December 16, 2025
38,000	-	19.00	February 16, 2026
1,045,085	441,937

The total number of common shares that were issuable pursuant to stock options that were exercisable as at March 31, 2016 is 441,937 (December 31, 2015 - 441,937). The weighted average exercise price of those options as at March 31, 2016 is Cdn$18.49 (December 31, 2015 - Cdn$18.47).

The weighted average contractual life remaining for the (i) vested and exercisable, and (ii) aggregate outstanding stock options as at March 31, 2016 is 4.07 years and 6.24 years, respectively (December 31, 2015 - 4.33 years and 6.36 years, respectively).

Total share-based payments compensation expense for the period ended March 31, 2016 was $1,012,548 (March 31, 2015 - $220,926), and has been allocated to components of research and development expenses and operating, general and administrative expenses.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

10.	RESEARCH AND DEVELOPMENT

Components of research and development expenses for the three months ended March 31 were as follows:

		Three Months Ended March 31,
	Notes	2016	2015
		$	$
APL-130277 research and development excluding the following items		4,211,586	2,012,489
Salaries, benefits and bonuses		619,774	301,906
Share-based payments	9	376,957	156,169
Amortization of intangible assets	7	8,648	9,648
Depreciation of property, plant and equipment	6	2,168	-
Recovery on scientific research		-	(24,183)
Research grant	12	-	(102,947)
		5,219,133	2,353,082

11.	OPERATING, GENERAL AND ADMINISTRATIVE

Components of operating, general and administrative expenses for the three months ended March 31 were as follows:

		Three Months Ended March 31,
	Notes	2016	2015
		$	$
Operating general, and administrative excluding the following items		1,961,821	1,069,410
Salaries, benefits, bonuses and board fees		512,817	363,957
Share-based payments	9	635,591	64,757
Depreciation of property, plant and equipment	6	30,801	6,680
		3,141,030	1,504,804

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

12.	RESEARCH GRANT

On July 3, 2014, the Company was awarded a grant of $500,000 from The Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to support clinical studies to develop APL-130277. This MJFF grant was used to fund the Company’s CTH-105 clinical study. Funds awarded by MJFF are to be used solely for the specified project and are conditioned on meeting certain milestones and deliverables. Milestone payments of $400,000 were received and recognized as research grant income during the year ended December 31, 2014. The final milestone payment of $100,000 was received on March 13, 2015 and was recognized as research grant income in the first quarter of 2015.

As part of the MJFF grant agreement, Cynapsus is required to support further PD research by making up to $1,000,000 in contributions to MJFF based on future sales of APL-130277 beginning the year that the Company posts net sales of APL-130277 in excess of $5,000,000.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

13.	ACQUISITION MILESTONE SHARE-BASED PAYMENT

On December 22, 2011, the Company completed the acquisition of 100% of the outstanding common shares of Adagio and certain indebtedness of Adagio (the “Transaction”). The Transaction was structured as a share exchange, with Adagio shareholders receiving newly issued common shares of the Company in exchange for all of the issued and outstanding shares of Adagio. The Transaction also provided for contingent payments upon the completion of operational milestones. On January 28, 2015, the Company and the former Adagio shareholders, who are substantially represented by key management and, therefore, are related parties, signed an amendment to the Adagio Share Purchase Agreement to better reflect the contemplated agreement between the parties resulting in an amended condition as described in milestone payment (a) below. Adagio shareholders were entitled to the following additional payments pursuant to the Transaction:

a)	a payment of Cdn$1,500,000 conditional upon the successful completion of the Company’s Phase 2 CTH-105 study in Parkinson’s patients, and written confirmation from the FDA, that one Phase 3 efficacy study, one Phase 3 safety study, a bridging study and an ease-of-use study will be sufficient to allow the Company to pursue approval for a new drug application pursuant to Section 505(b)(2) of the United States Federal Food, Drug and Cosmetic Act, as amended, to be satisfied by the issuance of common shares at a deemed value equal to the 30-day volume weighted average trading price (“VWAP”) immediately prior to the first public announcement of the receipt of written minutes from the FDA confirming the above; and

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

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered the milestone payment described in (a) above to former Adagio shareholders of 69,960 common shares at a deemed value of Cdn$21.44 per common share. The fair value of these shares, in the amount of $1,209,150, was recorded as an expense. See Note 14, Related Party Transactions.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

14.	RELATED PARTY TRANSACTIONS

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and officers. Compensation paid or payable to key management was composed of the following during the periods ended March 31:

	Three Months Ended March 31,
	2016	2015
	$	$
Short-term salaries, benefits and bonuses to officers	347,518	239,510
Directors’ fees	83,098	101,673
	430,616	341,183

As at March 31, 2016, included in accounts payable and accrued liabilities was $206,811 (December 31, 2015 - $184,188) due to officers and directors of the Company (see Note 8, Accounts Payable and Accrued Liabilities). These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at March 31, 2016, there were accrued bonuses to related parties of $15,341 (December 31, 2015 - $385,093).

The Company’s employment agreements with its executive officers provide for additional payments in the event of termination without cause (see Note 15, Commitments and Contingent Liabilities).

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares. Of the total, 37,652 common shares were issued to the Company’s President and Chief Executive Officer, the value of which is not included in the table above (see Note 13, Acquisition Milestone Share-based Payment).

During the period ended March 31, 2016, fees of $72,000 were paid or payable to one of the Company’s directors as compensation for consulting services rendered (March 31, 2015 – nil).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

15.	COMMITMENTS AND CONTINGENT LIABILITIES

As at March 31, 2016, the Company had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	$	$	$
Purchase obligations	19,611,000	4,285,000	23,896,000
Operating leases	134,000	245,000	379,000
Total contractual obligations	19,745,000	4,530,000	24,275,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, the Company agrees to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in these consolidated interim financial statements. The Company does not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at March 31, 2016, the maximum amount of any contingent liability, based on a remaining term of two months, was $101,520, which was included in the amount of unrecognized purchase obligations.

The Company is a party to certain employment contracts for its executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately $1,885,336 and would be payable within one year, but are not included in the table of purchase obligations above.

See also Note 12, Research Grant, Note 13, Acquisition Milestone Share-based Payment, and Note 16, Subsequent Events for other contingent liabilities that are not included in the table of contractual obligations above.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
March 31, 2016
(in U.S. dollars)

16.	SUBSEQUENT EVENTS

On April 1, 2016, Cynapsus and MonoSol Rx, LLC (“MonoSol Rx”) entered into a license agreement (the “License Agreement”) pursuant to which MonoSol Rx granted Cynapsus an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in Parkinson’s disease patients, as well as two other fields. In consideration for the rights granted to Cynapsus under the License Agreement, MonoSol Rx received an upfront payment of $5 million. MonoSol Rx shall also receive (i) an aggregate of $13 million in connection with specified regulatory and development milestones in the United States and Europe, which are due and payable on or before December 1, 2018 (the “Initial Milestone Payments”), (ii) certain one-time milestone payments related to product availability and regulatory approval in the United States and Europe, (iii) certain one-time milestone payments based on the achievement of specific annual net sales thresholds of APL-130277, and (iv) ongoing mid-single digit percentage royalty payments related to the net sales of APL-130277 (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. With the exception of the Initial Milestone Payments, there can be no guarantee that any such milestones will in fact be met or payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, relates to the financial position and results of operations of Cynapsus for the three months ended March 31, 2016 and should be read in conjunction with our unaudited condensed interim consolidated financial statements and related notes for the three months ended March 31, 2016 as well as our audited annual consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016, as amended by Amendment No. 1 to Form 10-K/A filed with the SEC on March 18, 2016. Our unaudited condensed interim consolidated financial statements for the period ended March 31, 2016 and related notes have been prepared in compliance with International Accounting Standard 34, Interim Financial Reporting. The policies applied in the unaudited condensed interim consolidated financial statements are consistent with those followed in preparation of the Company’s annual consolidated financial statements for the year ended December 31, 2015.

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

Change in functional and presentation currency

In this MD&A, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars. The term “dollars” and the symbols “$” and “US$” refer to U.S. dollars and the symbol “Cdn$” refer to Canadian dollars.

Effective January 1, 2016, we changed our functional currency from Cdn$ to US$. We determined that our expenditures and cash flows are now principally denominated in US$, and are expected to remain principally denominated in US$ in the future. Concurrent with this change, we also changed our presentation currency from the Cdn$ to US$ in order to better reflect our underlying performance. We believe that these changes will result in more relevant and reliable information for our financial statement users, and will more accurately reflect the results of our operations. For the period ended December 31, 2015 and all prior periods, we previously presented our unaudited condensed interim consolidated financial statements in Cdn$. The comparative figures disclosed in our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2016, and in this MD&A, have been retrospectively changed to reflect the change in presentation currency to US$, as if the US$ had been used as the presentation currency for all prior periods.

Overview

Cynapsus is a specialty central nervous system, or CNS, pharmaceutical company developing and preparing to commercialize a Phase 3, fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with PD. PD is a chronic, progressive neurodegenerative disease characterized by motor symptoms including tremor at rest, rigidity and impaired movement as well as significant non-motor symptoms such as cognitive impairment and mood disorders. The re-emergence of PD symptoms is referred to as an OFF episode. We have successfully completed a Phase 2 clinical trial for our product candidate, APL-130277, a sublingual formulation of apomorphine hydrochloride, or apomorphine. Apomorphine is the only molecule approved for acute, intermittent treatment of OFF episodes for advanced PD patients, but is currently only approved as a subcutaneous injection in the United States. APL-130277 is a “turning ON” medication designed to rapidly, safely and reliably convert a PD patient from the OFF to the ON state while avoiding many of the issues associated with subcutaneous delivery of apomorphine. It is designed to convert all types of OFF episodes, including morning OFF episodes, often considered the most difficult to treat. We have initiated our Phase 3 clinical program for APL-130277, relying on the abbreviated Section 505(b)(2) regulatory pathway in the United States, and we intend to submit an NDA, near the end of 2016 or in early 2017.

 Since our inception in 2004, we have devoted substantially all of our resources to business planning, capital raising and identifying and developing our product candidates, preparing for and conducting clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations primarily through the public and private placements of common shares and warrants, the exercise of warrants and options, and the issuance of secured debentures. From inception, we have received net proceeds of approximately $129.2 million from such transactions. As of March 31, 2016, we had cash in the amount of $68.6 million.

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

We are a clinical stage company and have not generated any revenue. We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2016, we had a deficit accumulated of $61 million and expect to continue to incur significant losses for the foreseeable future. Management expects our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund operations, which may be obtained through one or more public or private equity or debt financings, or other sources such as potential licensing or partnership arrangements.

Recent Developments

On January 4, 2016, we announced that, in order to simplify the corporate structure of Cynapsus and to reduce administrative costs, effective January 1, 2016, we completed a vertical short-form amalgamation pursuant to the Canada Business Corporations Act with our previously wholly-owned subsidiary, Adagio. Pursuant to the amalgamation, all of the issued and outstanding shares of Adagio were cancelled and the assets and liabilities of Adagio were assumed by Cynapsus. No securities of Cynapsus were issued in connection with the amalgamation and the share capital of Cynapsus remains unchanged. The amalgamation will not have any significant effect on the business and operations of Cynapsus.

On January 7, 2016, we and The Michael J. Fox Foundation for Parkinson’s Research, or MJFF, announced that we are working together to incorporate wearable device technology and “big data” approaches into our pivotal Phase 3 clinical study of APL-130277. This is a pilot effort to understand how clinical studies can harness data science approaches to objectively measure disease progression with the goal of speeding progress toward breakthroughs in drug development. The project builds on MJFF’s ongoing data science partnership with Intel Corporation, launched in August 2014, to develop platforms for the storage of large volumes of patient-generated data and algorithms to glean insights from this data.

On February 2, 2016, we formed our wholly-owned subsidiary, Cynapsus U.S.

On April 1, 2016, we and MonoSol Rx, LLC, or Monosol Rx, entered into a license agreement pursuant to which MonoSol Rx granted us an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in PD patients, as well as two other fields.

Results of Operations – Comparison of the three months ended March 31, 2016 and the three months ended March 31, 2015

Loss and Loss Per Share

For the three months ended March 31,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Loss	8,356,026	4,106,622	4,249,404	103.5
Basic and diluted loss per share	0.68	0.78	(0.10)	(12.8)

Net loss for the three months ended March 31, 2016 exceeded the loss for the three months ended March 31, 2015 due mainly to higher research and development program costs related to the APL-130277 Phase 3 clinical program, higher personnel costs with the number of staff increasing from 17 to 27 people, higher professional and consulting fees, investor relations and costs related to preparing for commercialization, and higher share-based compensation expenses.

Net loss for the three months ended March 31, 2015 also included a charge of $1,209,150 for acquisition milestone share-based payment, partially offset by a $953,158 unrealized foreign exchange gain.

Total share-based payments expense for the three months ended March 31, 2016 increased to $1,012,548 from $220,926 in the three months ended March 31, 2015 due to the higher Black Scholes fair value recognized for options vested during the current period. Share-based payments expense has been allocated to components of research and development expenses and operating, general and administrative expenses according to the respective classification of the grantee.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the three months ended March 31, 2016 was 12,291,040 (March 31, 2015 – 5,233,766).

Research and Development (R&D)

For the three months ended March 31,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
APL-130277 research and development, excluding the following items	4,211,586	2,012,489	2,199,097	109.3
Salaries, benefits and bonuses	619,774	301,906	317,868	105.3
Share-based payments	376,957	156,169	220,788	141.4
Amortization of intangible assets	8,648	9,648	(1,000)	(10.4)
Depreciation of property, plant and equipment	2,168	-	2,168	100.0
Recovery on scientific research	-	(24,183)	24,183	100.0
Research grant	-	(102,947)	102,947	100.0
Total R&D	5,219,133	2,353,082	2,866,051	121.8

Research and development expenses for the three months ended March 31, 2016 were substantially higher than for the three months ended March 31, 2015 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in consulting, clinical research, packaging development, patent protection, analytics, scientific communications and educational initiatives, and scale-up chemistry, manufacturing and controls, or CMC, work for APL-130277. Salaries and benefits increased during the three months ended March 31, 2016 due to an increase in the number of R&D employees from seven to 12. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current period.

Operating, General and Administrative (OG&A)

For the three months ended March 31,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Operating, general and administrative excluding the following items	1,961,821	1,069,410	892,411	83.4
Salaries, benefits, bonuses and board fees	512,817	363,957	148,860	40.9
Share-based payments	635,591	64,757	570,834	881.5
Depreciation of property, plant and equipment	30,801	6,680	24,121	361.1
Total OG&A	3,141,030	1,504,804	1,636,226	108.7

OG&A costs for the three months ended March 31, 2016 were higher than the three months ended March 31, 2015 due mainly to increases in investor and public relations activities, professional and consulting fees, activities in preparing for commercialization, and travel costs. Salaries, benefits and board fees increased with the addition of new staff and higher employee base salaries. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current period.

Other Expenses (Recoveries)

For the three months ended March 31,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Unrealized foreign exchange gain	(4,137)	(953,158)	949,021	99.6
Acquisition milestone share-based payment	-	1,209,150	(1,209,150)	(100.0)
Interest income net of interest expense and related charges	-	(7,256)	7,256	100.0

Unrealized foreign exchange gains for the three months ended March 31, 2016 were $4,137 compared to $953,158 in the three months ended March 31, 2015. Unrealized foreign exchange gains recorded in the three months ended March 31, 2015 substantially arose from the revaluation of U.S. dollar cash balances on hand against the Canadian dollar, which was our functional currency at that time. Effective January 1, 2016, we changed our functional currency from Cdn$ to US$. Accordingly, our U.S. dollar cash balances are no longer subject to foreign exchange revaluations. Unrealized foreign exchange gains for the three months ended March 31, 2016 represent the revaluation of monetary assets and liabilities denominated in non-U.S. currencies.

Under the terms of the amended Adagio Share Purchase Agreement, we are required to pay the former Adagio shareholders contingent consideration upon the completion of certain operational milestones (see “Commitments and Contingent Liabilities” below). On March 11, 2015, we announced the results of our end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 newly issued common shares. The fair value of these shares, in the amount of $1,209,150, was recorded as an expense during the three months ended March 31, 2015.

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

Financial Information

(Numbers rounded to the nearest thousands, except for per share amounts)

	Q1 2016 ($)	Q4 2015 ($)	Q3 2015 ($)	Q2 2015 ($)
Total assets	69,964,000	77,221,000	83,715,000	90,433,000
R&D	5,219,000	6,472,000	5,691,000	6,830,000
OG&A	3,141,000	2,754,000	2,066,000	2,546,000
Other operating recoveries	-	(2,833,000)	(5,550,000)	(458,000)
Interest income net of interest expense and related charges	(4,000)	(2,000)	(2,000)	(5,000)
Loss	8,356,000	6,391,000	2,206,000	8,914,000
Loss per share (basic and diluted)	0.68	0.53	0.18	1.22

	Q1 2015 ($)	Q4 2014 ($)	Q3 2014 ($)	Q2 2014 ($)
Total assets	30,344,000	15,991,000	18,212,000	20,177,000
R&D	2,353,000	2,725,000	1,072,000	1,143,000
OG&A	1,505,000	2,083,000	1,086,000	1,119,000
Other operating expenses (recoveries)	256,000	(302,000)	(592,000)	337,000
Interest income net of interest expense and related charges	(7,000)	(14,000)	(12,000)	(16,000)
Loss	4,107,000	4,492,000	1,554,000	2,583,000
Loss per share (basic and diluted)	0.78	0.90	0.31	0.57

Other operating expenses (recoveries) consist of unrealized foreign exchange gains or losses, and an acquisition milestone share-based payment in the first quarter of 2015, and a loss on impairment of intangible assets in the fourth quarter of 2014.

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

Our cash balance was $68,621,813 at March 31, 2016 compared to $75,802,951 at December 31, 2015. Such decrease was substantially due to research and development activity being conducted.

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

There are a significant number of warrants and options of Cynapsus outstanding, some of which are in-the-money and may provide future sources of capital. As at March 31, 2016, we had 745,209 warrants outstanding with an exercise price of Cdn$9.20, which, if exercised as of March 31, 2016, would have resulted in gross proceeds to us of approximately Cdn$6,855,923. Also, as at March 31, 2016, we had 2,317,784 warrants outstanding with an exercise price of Cdn$12.96, which, if exercised as of March 31, 2016, would have resulted in gross proceeds to us of approximately Cdn$30,038,481. There can be no assurance that such warrants or options of Cynapsus will ever be exercised or that we will realize the gross proceeds resulting from exercise of those securities.

Operating Activities

For the three months ended March 31, 2016, our operating activities used cash of $7,317,417 compared to $4,620,530 in the three months ended March 31, 2015. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the three months ended March 31, 2016 reflects the net loss of $8,356,026 for the three months ended March 31, 2016, adjusted for non-cash items including share-based payments, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities) and unrealized gains on foreign exchange.

Investing Activities

For the three months ended March 31, 2016, we purchased $94,053 of property, plant and equipment, compared to $107,329 in the three months ended March 31, 2015.

Financing Activities

For the three months ended March 31, 2016, our net financing activities generated cash of $226,195 compared to $19,066,155 for the three months ended March 31, 2015.

During the three months ended March 31, 2015, we raised net proceeds of $15,578,045 through a private placement of common shares. During the three months ended March 31, 2016, we generated $226,195 in proceeds from the exercise of warrants, compared to $3,420,101 during the three months ended March 31, 2015. In addition, during the three months ended March 31, 2016, we generated $Nil in proceeds from the exercise of stock options, compared to $68,009 during the three months ended March 31, 2015.

Effect of Exchange Rate Changes

For the three months ended March 31, 2016, the effect of exchange rate changes on cash was $4,137 as result of the Canadian dollar strengthening relative to the U.S. dollar, compared to ($435,031) in the three months ended March 31, 2015.

As at March 31, 2016, we had cash of $131,968 and accounts payable of $234,245 denominated in Canadian dollars (December 31, 2014 - $277,760 and $219,802, respectively).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and officers. Compensation paid or payable to key management was composed of the following during the periods ended March 31:

	Three Months Ended March 31,
	2016	2015
	$	$
Short-term salaries, benefits and bonuses to officers	347,518	239,510
Directors’ fees	83,098	101,673
	430,616	341,183

As at March 31, 2016, included in accounts payable and accrued liabilities was $206,811 (December 31, 2015 - $184,188) due to our officers and directors. These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at March 31, 2016, there were accrued bonuses to related parties of $15,341 (December 31, 2015 - $385,093).

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

During the three month period ended March 31, 2016, fees of $72,000 were paid or payable to one of our directors as compensation for consulting services rendered (March 31, 2015 – nil).

Commitments and Contingent Liabilities

As at March 31, 2016, we had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	$	$	$
Purchase obligations	19,611,000	4,285,000	23,896,000
Operating leases	134,000	245,000	379,000
Total contractual obligations	19,745,000	4,530,000	24,275,000

Of the total purchase obligations, one consulting contract contains a change of control clause in which, subject to certain conditions, we agreed to pay the vendor an amount equal to fees based on the minimum billable hours for the remainder of the agreement term. As a triggering event has not taken place, these contingent payments have not been recognized in these consolidated financial statements. We do not have a practicable estimate for the expected value of this contingent liability due to the nature of the triggering event. As at March 31, 2015, the maximum amount of any contingent liability, based on a remaining term of two months, was $101,520, which was included in the amount of unrecognized purchase obligations.

We are a party to certain employment agreements for our executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately $1,885,336 and would be payable within one year, but are not included in the table of purchase obligations above.

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

Our President and Chief Executive Officer was also a director, officer and majority shareholder of Adagio. To satisfy our board of director’s fiduciary duties and to appropriately manage the Transaction, our board of directors appointed a special committee comprised of independent directors. The special committee also retained independent legal counsel as well as an independent registered financial advisor registered with the Financial Industry Regulatory Authority, Inc., or FINRA, to provide a fairness opinion. We also obtained minority shareholder approval in connection with the Adagio Share Purchase Agreement.

As a condition of the second MJFF grant agreement, we are required to support further PD research by making up to $1,000,000 in contributions to MJFF conditional on future sales of APL-130277, beginning the year that we post net sales of APL-130277 in excess of $5,000,000 (if ever).This amount has not been included in the table of purchase obligations above.

Subsequent to March 31, 2016, on April 1, 2016, we and MonoSol Rx entered into a license agreement, or the License Agreement, pursuant to which MonoSol Rx granted us an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in PD patients, as well as two other fields. In consideration for the rights granted to us under the License Agreement, MonoSol Rx received an upfront payment of $5 million. MonoSol Rx shall also receive (i) an aggregate of $13 million in connection with specified regulatory and development milestones in the United States and Europe, which are due and payable on or before December 1, 2018, or the Initial Milestone Payments, (ii) certain one-time milestone payments related to product availability and regulatory approval in the United States and Europe, (iii) certain one-time milestone payments based on the achievement of specific annual net sales thresholds of APL-130277, and (iv) ongoing mid-single digit percentage royalty payments related to the net sales of APL-130277 (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. With the exception of the Initial Milestone Payments, there can be no guarantee that any such milestones will in fact be met or payable. These amounts have not been included in the table of purchase obligations above.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is included in Note 5 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016, as amended by Amendment No. 1 to Form 10-K/A filed with the SEC on March 18, 2016. Critical accounting estimates require our management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. Changes in our management’s accounting estimates can have a material impact on our financial results. Our significant accounting judgments, estimates and assumptions are included in Note 4 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, and Note 4 of our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q, and are also described below.

The estimates and underlying assumptions are reviewed on a regular basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The areas involving a higher degree of judgment or complexity, or areas where the assumptions and estimates are significant to the unaudited condensed interim consolidated financial statements were the same as those applied to our consolidated financial statements as at and for the years ended December 31, 2015, 2014 and 2013.

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

Share Capital

Since the three months ended March 31, 2016, the following changes have occurred to common shares, stock options and warrants of Cynapsus:

	As at May 10, 2016
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at March 31, 2016	12,309,366	1,045,085	3,096,506	16,450,957
Warrants exercised	7,075	-	(7,075)	-
As at May 10, 2016	12,316,441	1,045,085	3,089,431	16,450,957

Exercised Warrants

Summary of warrants exercised since the three months ended March 31, 2016 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	$	Cdn$
7,075	49,965	9.20	March 1, 2018
7,075	49,965

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance, which include credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on our financial performance. There were no changes in our approach to risk management during the three months ended March 31, 2016.

Credit risk

Our cash balance is on deposit with a Canadian chartered bank. We have no significant concentration of credit risk arising from operations. Our management believes that the credit risk concentration with respect to these financial instruments is remote.

Liquidity risk

Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. As at March 31, 2016, we had cash of $68,621,813 and prepaid expenses and other current assets of $499,965 (December 31, 2015 - $75,802,951 and $628,588, respectively) to settle current liabilities of $3,659,178 (December 31, 2015 - $3,799,220). Most of our accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(a)	Interest rate risk

We had a cash balance of $68,621,813 as at March 31, 2016 (December 31, 2015 - $75,802,951). Our current policy is to invest excess cash in a business savings account. We consider interest rate risk to be minimal.

(b)	Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our functional and presentation currency is the U.S. dollar and all amounts in the unaudited condensed interim consolidated financial statements are expressed in U.S. dollars, unless otherwise noted. We fund the majority of research and development expenses denominated in the U.S. dollar from our U.S. dollar bank account held in Canada and certain expenses denominated in the Euro on a cash call basis using the Euro converted from our U.S. dollar bank account held in Canada. We believe that while currency conversions could affect results of operations, there is not a significant risk to our ability to meet our obligations. We believe the foreign exchange risk derived from currency conversions is not significant and, therefore, we do not hedge our foreign exchange risk.

The following table summarizes accounts denominated in Canadian dollars, reported in U.S. dollar equivalents, and the effective Cdn$/US$ exchange rate applied as at:

	March 31, 2016	December 31, 2015
	$	$
Cash	131,968	277,760
Accounts payable	234,245	219,802
Net exposure	(102,277)	57,958

Cdn$/US$ exchange rate	0.7700	0.7225

Based on the foreign currency exposures noted above, a 10% strengthening of the Canadian dollar against the U.S. dollar as at March 31, 2016 would have increased the net loss by approximately $10,000 (December 31, 2015 – decrease of $6,000), assuming all other variables remained constant. A 10% weakening of the Canadian dollar would have an opposite effect, assuming that all other variables remained constant

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effect of Exchange Rate Changes” in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

There were no changes in our approach to capital management during the period ended March 31, 2016. We and our subsidiary are not subject to externally imposed capital requirements.

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

We also conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, as of March 31, 2016. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of our common shares, or any associate of any of the foregoing, is either a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

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

We have incurred net losses during each fiscal period since our inception. Our net loss was $21.6 million for the year ended December 31, 2015. As of December 31, 2015, we had a deficit accumulated during the development stage of $52.4 million. Our net loss was $8.4 million for the quarter ended March 31, 2016, and as of March 31, 2016, we had a deficit of $60.8 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the near future. Our losses have resulted principally from costs incurred in our research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our cash was $68.6 million as of March 31, 2016. Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for the filing of an NDA near the end of 2016 or in early 2017 under the abbreviated Section 505(b)(2) regulatory pathway in the United States, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017 or early 2018, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. We believe that we will continue to expend substantial resources for the foreseeable future developing APL-130277. These expenditures will include costs associated with research and development, conducting Phase 3 clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate. Our costs will increase if we suffer any delays in our Phase 3 clinical trials for APL-130277, including, without limitation, delays in enrollment of patients. We expect to continue incurring additional costs associated with operating as a public company in the United States, hiring additional personnel and expanding our facilities.

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

Our operating plan may change as a result of many factors currently unknown to us. As a result of these factors, we may need additional funds sooner than planned. In addition, we may seek additional capital due to strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development activities for our product candidate, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidate.

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

Our CTH-200 bioavailability study was completed comparing APL-130277 to the reference listed drug, ApoGo®, the apomorphine product approved in Europe and Asia, rather than Apokyn®, the apomorphine product approved in the United States. At this time, it has not yet been determined whether the FDA will accept our clinical study comparing APL-130277 to ApoGo (rather than Apokyn) for purposes of a Section 505(b)(2) NDA. If the FDA does not accept our clinical study comparing APL-130277 to ApoGo, we may be required to perform an additional bioavailability study comparing APL-130277 to Apokyn.

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

Applications for our product candidate could be delayed or could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA may determine that we cannot rely on Section 505(b)(2) for our product candidate, in which case we may be required to conduct additional clinical trials, provide additional data and information and meet additional standards for product approval, resulting in increased time and financial resources required to obtain FDA approval for our product candidate;

•	the FDA may not grant our product candidate three years of marketing exclusivity under the United States Drug Price Competition and Patent Term Restoration Act of 1984;

•	the FDA may determine that we have indentified the wrong Reference Listed Drug, or RLD, or that approval of a Section 505(b)(2) application for our product candidate is blocked by patent or non patent exclusivity of the RLD or RLDs;

•	the FDA may require us to conduct additional clinical trials depending on the safety data from our planned future clinical trials, including our Phase 3 clinical trials for APL-130277;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	our third-party providers may be unable to demonstrate compliance with current good manufacturing practices, or cGMP, to the satisfaction of the FDA or comparable foreign regulatory authorities, which could result in delays in regulatory approval or require us to withdraw or recall products and interrupt commercial supply of our products; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We depend on third-party suppliers of APIs and third-party contract manufacturing organizations for all clinical supply and packaging of APL-130277, our sublingual thin film formulation of apomorphine, for use in our clinical trials. Any problems we experience with any such third-parties could delay the manufacturing of our product candidate and our clinical studies, which could harm our business and results of operations. We do not currently have a long-term commercial manufacturing contract for our sublingual thin film formulation of apomorphine. We anticipate entering into a commercial supply agreement with ARx under which ARx will be the majority supplier of APL-130277 with respect to the United States prior to our filing for FDA approval of APL-130277. Under our existing agreement with ARx, we have agreed to pay ARx in certain circumstances a fee based on the invoiced cost incurred by us with respect to the manufacturer of APL - 130277 (less the costs of the related API and packaging) in the U.S. by the contingency supplier (as defined in the agreement), or any other party outside of the U.S., which could make it more costly in certain circumstances for us to use a supplier other than ARx for APL-130277.

We receive the API for use in our clinical trials of our product candidate on a purchase order basis. We may be unable to enter into long-term agreements or agreements that would provide sufficient quantities of any materials for our product candidate. Though we expect that third-party contract manufacturing organizations will be able to provide sufficient quantities of our sublingual thin film formulation of apomorphine for our Phase 3 clinical trials and for commercializing our product candidate if and when it is approved, we do not have agreements in place that guarantee the supply or the price of the materials for our product candidate, so there can be no assurance that we actually receive sufficient quantities. In particular, orders of our API, which is derived from the opium poppy, must be made with significant lead time due to limited supply of opium poppy produced for this purpose. In addition, production of our API is generally lower in priority to other opium poppy derivatives, such as morphine. In the event of supply limitations, due to adverse events (including poor germination conditions or catastrophic events) or otherwise, the supply of our API may be significantly reduced. Any such decrease in the availability or significant delay in the acquisition of our API or other material could considerably delay the manufacturing of our product candidate. If we are unable to arrange for alternative third-party sources, or for contingency options with our current API provider, or to do so on commercially reasonable terms or in a timely manner, we may be delayed in completing our remaining clinical trials of, obtaining regulatory approval for and commercializing our product candidate. In addition, because we do not have any control over the process or timing of the supply of the API, there is greater risk that we will not have sufficient quantities of the API at an acceptable cost or quantity, which could delay, prevent or impair our development or commercialization efforts.

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

Furthermore, if our product candidate or any future product candidate is approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis or at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our product and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidate and to have any new source approved by the FDA, the European Medicines Agency, or EMA, or any other relevant regulatory authorities.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents (including certain licensed patents), trade secret protection and confidentiality agreements to protect the intellectual property related to APL-130277. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection with respect to our product candidate in the United States, Europe, Japan, and other countries. The patentability of inventions and the validity, enforceability and scope of patents in the pharmaceutical field can be uncertain because they involve complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and other foreign patent offices in granting patents are not always applied uniformly or predictably, even within a given jurisdiction. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. The same patent applications that we own may fail to result in additional issued patents in the United States, Europe, Japan, China, New Zealand, Indonesia, and South Africa, or at all in other countries, and if they do, such patents may not cover our product candidate in the United States, the European Union, Japan or in other countries. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our research and development prior to the deadlines for taking action to obtain patent protection on such research and developments. No patentability searches have been completed nor have written patentability opinions of counsel been obtained. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. The issuance of a patent is not conclusive as to the correctness of its inventorship, ownership, priority, validity or enforceability. Therefore, even if patents do successfully issue and even if such patents cover our product candidate, third-parties may challenge their validity, enforceability or scope, and such challenges may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide sufficient exclusivity for our product candidate, prevent others from designing around our claims or otherwise provide us with a competitive advantage.

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

If the patent applications we own or license with respect to our product candidate fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third-parties. Any successful challenge to these patents or any other patents owned or licensed by us could deprive us of rights necessary for the successful commercialization of our product candidate. Since patent applications in the United States, Europe, and Japan, and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our product candidate. Furthermore, if third-parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third-party to determine who was the first to invent the subject matter covered by the patent claims of our first two families of patents and applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the utility application is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market our product under patent protection could be reduced. Even if patents covering our product candidate are obtained, once the patent life has expired or lapsed for a product, we may be open to competition from similar or generic products. The launch of a generic version of our product in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business.

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

We have surveyed third party patents and pending patent applications for those patents and applications that may pose risks to the commercialization of APL-130277 in the U.S. and Europe, and we have identified possibly relevant patents and applications. We have entered into a license with MonoSol Rx who possesses patents and other intellectual property that is relevant to the manufacture, sale or use of APL-130277. If the manufacture, sale or use of APL-130277 were found to infringe an unlicensed valid and enforceable third-party patent claim, such a finding could adversely impact our commercial efforts. For example, such a finding may result in our having to obtain a license from a third-party patent owner in order to continue commercializing our product candidate, and such a license may not be available on commercially reasonable terms, or at all. If one or more third-party patents were asserted against us, we expect to vigorously contest such an action.

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

We use certain intellectual property that we license from third parties. We could lose our rights under such license or fail to realize the anticipated benefits of such license.

We rely, in part, on a global licensing agreement with MonoSol Rx to use certain intellectual property that is important to our business. This license provides access to certain intellectual property (including 31 U.S. patents, 45 foreign patents, and numerous pending and future patent applications), some of which are relevant to the commercialization of our films containing apomorphine for the treatment of OFF episodes in PD patients. Our rights to use the products and technologies claimed in the licensed patents are subject to our abiding by the terms of the license (including, without limitation, making all payments due under such license) and the licensor not terminating the license. We believe we are currently in material compliance with all requirements of such license. We do not control the filing, prosecution or maintenance of the patent rights to which we hold a license and may rely upon our licensor to prosecute infringement of those rights. The scope of our rights under such license may be subject to dispute by our licensor or third parties. Under the license agreement, MonoSol Rx has received and will receive up front and contingent milestone payments and single-digit royalty payments on net sales of APL-130277. Despite making such payments, we may fail to realize some or all of the anticipated benefits of the license for any of the reasons discussed under “Risk Factors – Risks Related to Our Intellectual Property” herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

Set forth below are certain sales of our securities sold by us during the quarter ended March 31, 2016, which were not registered under the United States Securities Act of 1933, as amended, or the Securities Act.

From January 1, 2016 to March 31, 2016, we issued an aggregate of 31,233 common shares pursuant to the exercise of warrants, for aggregate cash consideration of $226,195. Such common shares were issued outside the United States to persons that are not “U.S. persons” (as both such terms are defined in Regulation S under the Securities Act, or Regulation S) in reliance upon Regulation S.

(b) Use of Proceeds

On June 17, 2015, our registration statement on Form F-10 (File No. 333-204226) was declared effective by the SEC for our initial public offering in the United States pursuant to which we sold an aggregate of 5,175,000 common shares (inclusive of 675,000 common shares sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a price to the public of US$14.00 per share for aggregate gross offering proceeds of approximately $72.5 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as sole book-running manager for the offering, Nomura Securities International, Inc. acted as a lead manager and Noble Financial Capital Markets acted as co-manager. On June 23, 2015, we closed the sale of such common shares, resulting in net proceeds to us of approximately $66.4 million after deducting underwriting discounts and commissions of approximately $5.1 million and other offering expenses of approximately $1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates.

From June 17, 2015 to March 31, 2016, none of the offering proceeds were used. Instead, we used other cash previously on hand of approximately $25 million and proceeds of approximately $1.5 million from exercises of warrants and options. As of March 31, 2016, we held all of the net offering proceeds in cash.

Because we have not yet to date had to use such offering proceeds to advance our business, including Phase 3 clinical trials and studies and pre-approval commercialization efforts, and as a result of other recent developments, including, without limitation, our license agreement with MonoSol Rx and the milestone payments due thereunder, our intended use of proceeds from the offering disclosed in future periods may change from the use of proceeds previously described in our prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015.

Further, we have certain warrants and options outstanding which, if exercised, may result in additional proceeds to us and could further alter our current estimated intended use of proceeds from the offering.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Certificate and Articles of Amalgamation of Cynapsus, dated as of January 1, 2016 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on January 4, 2016 (File No. 001-37426))

10.1	Lease, effective February 1, 2016, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on February 3, 2016 (File No. 001-37426))

10.2#	License Agreement dated April 1, 2016 by and between MonoSol Rx and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on April 6, 2016 (File No. 001-37426))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.

Date: May 11, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate and Articles of Amalgamation of Cynapsus, dated as of January 1, 2016 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on January 4, 2016 (File No. 001-37426))

10.1	Lease, effective February 1, 2016, by and between Richmond Walnut Business Centre Inc. and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on February 3, 2016 (File No. 001-37426))

10.2#	License Agreement dated April 1, 2016 by and between MonoSol Rx and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on April 6, 2016 (File No. 001-37426))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

- 72 -