Form 10-Q
period 2016-06-30
Cynapsus Therapeutics Inc.
filed 2016-08-10
CIK 1532079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-37426

CYNAPSUS THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Canada	98-1226819
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

828 Richmond Street West,	M6J 1C9
Toronto, Ontario, Canada	(Zip Code)
(Address of principal executive offices)

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

As of August 9, 2016, there were 12,411,483 common shares, no par value per share, of Cynapsus Therapeutics Inc. outstanding.

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

As further discussed in Note 2 to our unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2016 included in this Quarterly Report on Form 10-Q, the Canadian dollar had previously been the functional and reporting currency of our business and our consolidated financial statements for periods through December 31, 2015 were expressed in Canadian dollars. We determined that our expenditures and cash flows are now primarily denominated in United States dollars, and are expected to remain principally denominated in United States dollars in the future. Accordingly, effective January 1, 2016, the functional currency of Cynapsus and our subsidiary changed to the United States dollar. In order to better reflect the underlying performance of Cynapsus, we also changed our presentation currency to the United States dollar. Accordingly, our unaudited condensed interim consolidated financial statements included in this Quarterly Report on Form 10-Q are expressed in United States dollars.

Unless otherwise noted herein, all references to “$”, “US$”, “United States dollars”, “U.S. dollars” or “dollars” are to the currency of the United States and references to “Cdn$” or “Canadian dollars” are to the currency of Canada.

As of August 9, 2016, the noon rate of exchange published by the Bank of Canada was US$1.00 = Cdn$1.3117.

ii

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, those factors identified under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings and reports in the United States with the SEC available on the SEC’s web site at www.sec.gov, and in Canada with the various Canadian securities regulators, which are available online at www.sedar.com. Furthermore, unless otherwise stated, the forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes or otherwise, except as required by law.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Financial Position

UNAUDITED

(in U.S. dollars)

	NOTES	June 30, 2016	December 31, 2015 (Restated – Note 2)	January 1, 2015 (Restated – Note 2)
		$	$	$
ASSETS
Current assets
Cash	5	55,068,021	75,802,951	15,040,604
Prepaid expenses and other current assets		1,081,972	628,588	232,549
Total current assets		56,149,993	76,431,539	15,273,153
Non-current assets
Property, plant and equipment	6	473,011	409,393	222,249
Intangible assets	7	16,273,103	380,501	495,238

Total assets		72,896,107	77,221,433	15,990,640
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	8, 15	4,395,121	3,799,220	2,655,503
Current portion of license payable	9	8,243,109	-	-
Total current liabilities		12,638,230	3,799,220	2,655,503

Long-term liabilities
Long-term portion of license payable	9	2,997,368	-	-
Total long-term liabilities		2,997,368	-	-

SHAREHOLDERS’ EQUITY
Share capital	10	120,024,332	119,564,786	29,803,102
Warrants	10	10,484,974	10,622,950	12,486,868
Share-based payments	10	8,379,821	6,333,372	2,641,709
Deficit		(70,962,335)	(52,432,612)	(30,815,264)
Accumulated other comprehensive loss	2	(10,666,283)	(10,666,283)	(781,278)
Total shareholders’ equity		57,260,509	73,422,213	13,335,137

Total liabilities and shareholders’ equity		72,896,107	77,221,433	15,990,640

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)

APPROVED ON BEHALF OF THE BOARD:

“Ronald Hosking”	, Director	“Rochelle Stenzler”	, Director

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Loss and Comprehensive Loss

UNAUDITED

(in U.S. dollars, except share figures)

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	NOTES	2016	2015 (Restated – Note 2)	2016	2015 (Restated – Note 2)
		$	$	$	$
EXPENSES

Research and development	11	7,151,668	6,830,069	12,370,801	9,183,151
Operating, general and administrative	12	2,701,267	2,545,813	5,842,297	4,050,617
Acquisition milestone share-based payment	14	-	-	-	1,209,150
Unrealized foreign exchange gain		(9,807)	(457,613)	(13,944)	(1,410,771)
Interest expense (income) and related charges	9	330,569	(4,618)	330,569	(11,874)
Loss for the period		10,173,697	8,913,651	18,529,723	13,020,273

Other comprehensive loss
Foreign currency translation adjustment	2	-	191,604	-	1,494,271

Loss and other comprehensive loss for the period		10,173,697	9,105,255	18,529,723	14,514,544

Loss per share – basic and diluted		0.83	1.22	1.51	2.07

Weighted average number of shares outstanding – basic and diluted		12,315,869	7,316,076	12,303,454	6,280,674

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Changes in Shareholders’ Equity

UNAUDITED

(in U.S. dollars)

	NOTES	Share capital	Warrants	Share- based payments	Deficit	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$

Balance as at December 31, 2015 (Restated – Note 2)		119,564,786	10,622,950	6,333,372	(52,432,612)	(10,666,283)	73,422,213

Exercise of warrants	10	459,546	(137,976)	-	-	-	321,570
Share-based payments	10	-	-	2,046,449	-	-	2,046,449
Loss for the period		-	-	-	(18,529,723)	-	(18,529,723)
Activity for the period		459,546	(137,976)	2,046,449	(18,529,723)	-	(16,161,704)

Balance as at June 30, 2016		120,024,332	10,484,974	8,379,821	(70,962,335)	(10,666,283)	57,260,509

Balance as at December 31, 2014 (Restated – Note 2)		29,803,102	12,486,868	2,641,709	(30,815,264)	(781,278)	13,335,137

US initial public offering, net of transaction costs		65,920,652	-	-	-	-	65,920,652
Private placement, net of transaction costs		15,608,242	-	-	-	-	15,608,242
Exercise of warrants		5,203,694	(1,348,770)	-	-	-	3,854,924
Exercise of share-based payments		117,242	-	(49,233)	-	-	68,009
Share-based payments		-	-	1,523,184	-	-	1,523,184
Acquisition milestone share-based payment	14	1,175,250	-	-	-	-	1,175,250
Loss for the period		-	-	-	(13,020,273)	-	(13,020,273)
Foreign currency translation adjustment	2	-	-	-	-	(1,494,271)	(1,494,271)
Activity for the period		88,025,080	(1,348,770)	1,473,951	(13,020,273)	(1,494,271)	73,635,717

Balance as at June 30, 2015		117,828,182	11,138,098	4,115,660	(43,835,537)	(2,275,549)	86,970,854

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Interim Consolidated Statements of Cash Flows

UNAUDITED
(in U.S. dollars)

		For the Six Months Ended
		June 30,
	NOTES	2016	2015 (Restated – Note 2)
		$	$
Operating activities
Loss for the period		(18,529,723)	(13,020,273)
Items not affecting cash:
Share-based payments	10,11,12	2,046,449	1,523,184
License payable interest accrual	9	330,581	-
Amortization of intangible assets	7,11	17,295	19,384
Depreciation of property, plant and equipment	6,11,12	73,194	33,859
Acquisition milestone share-based payment	14,15	-	1,175,250
Unrealized foreign exchange gain		(13,944)	(1,410,771)
		(16,076,148)	(11,679,367)
Changes in non-cash working capital:
Change in prepaid expenses and other current assets		(453,384)	(235,478)
Change in accounts payables and accrued liabilities		595,902	1,137,974
Net cash used in operating activities		(15,933,630)	(10,776,871)

Investing activities
Purchase of property, plant and equipment	6	(136,812)	(137,986)
Payment of license fee	7, 9	(5,000,000)	-
Net cash used in investing activities		(5,136,812)	(137,986)

Financing activities
Gross proceeds from issuance of shares	10	-	89,200,001
Commissions and share issuance costs	10	-	(7,670,618)
Gross proceeds from exercise of warrants	10	321,570	3,854,924
Gross proceeds from exercise of share-based payments	10	-	68,009
Net cash provided by financing activities		321,570	85,452,316
Effect of exchange rate changes on cash		13,942	(224,556)
Increase (decrease) in cash		(20,734,930)	74,312,903

Cash, beginning of period		75,802,951	15,040,604
Cash, end of period		55,068,021	89,353,507

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
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

The unaudited condensed interim consolidated financial statements consolidate the financial statements of Cynapsus and its wholly-owned subsidiary, Cynapsus Therapeutics (USA) Inc. (“Cynapsus U.S.”), and its previously wholly-owned subsidiary, Adagio Pharmaceuticals Ltd. (“Adagio”). Adagio was amalgamated with Cynapsus on January 1, 2016. All significant intercompany transactions and balances have been eliminated.

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

On August 9, 2016, the Board of Directors approved and authorized these unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2016.

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period and all amounts prior to January 1, 2016 have been restated for the change in reporting currency described below.

In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Current accounting policy

Intangible assets

Intangible assets are comprised of licenses for intellectual properties and patents. The initial cost of intangible assets acquired comprise of purchase price and any directly attributable cost of preparing the asset for its intended use. Contingent payments, excluding executory payments, are fair valued in the initial measurement of the asset. Executory payments that are contingent upon the Company’s future activities are expensed as incurred.

Intangible assets acquired are recorded at costs less accumulated amortization and accumulated impairment losses. Patents acquired are amortized on a straight-line basis over an estimated useful life of 15 years. The MonoSol Rx, LLC (“MonoSol Rx”) license agreement has a remaining useful life of nine years from the date of acquisition, estimated based on the expiry dates of the portfolio of patents acquired, and will be amortized on a straight-line basis over its remaining useful life once in use.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

2.	BASIS OF PREPARATION (continued)

Change in presentation and functional currency

The Company has determined that its expenditures and cash flows are now primarily denominated in United States dollars (“US$”), and are expected to remain principally denominated in US$ in the future. Effective January 1, 2016, the Company changed its functional currency from Canadian dollars (“Cdn$”) to US$. In order to better reflect the underlying performance of the Company, it also changed the presentation currency of its consolidated financial statements from Cdn$ to US$. In making the change to a US$ presentation currency, the Company followed the guidance in IAS 21, The Effects of Changes in Foreign Exchange Rates (“IAS 21”) and has applied the change retrospectively as if the new presentation currency had always been the Company’s presentation currency. In accordance with IAS 21, the financial statements for all the periods presented have been translated to the new US$ presentation currency. For comparative balances, assets and liabilities have been translated into the presentation currency at the rate of exchange prevailing at the reporting date, or at the exchange rate prevailing at the date of the transactions. Exchange rate differences arising on translation are taken to accumulated other comprehensive loss in shareholders’ equity. Accumulated other comprehensive loss was set to nil at January 1, 2010, the date of transition to IFRS. The Company has presented the effects of the change in the presentation currency below.

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Following the change in functional currency outlined above, the functional currency of the Company and its subsidiary is the US$. The functional currency determinations were conducted through an analysis of the consideration factors identified in IAS 21.

	December 31, 2015		January 1, 2015
	US$	Cdn$	US$	Cdn$

ASSETS
Current assets
Cash	75,802,951	104,911,307	15,040,604	17,448,497
Prepaid expenses and other current assets	628,588	870,018	232,549	269,779
Total current assets	76,431,539	105,781,325	15,273,153	17,718,276
Non-current assets
Property, plant and equipment	409,393	566,634	222,249	257,830
Intangible assets	380,501	526,645	495,238	574,522

Total assets	77,221,433	106,874,604	15,990,640	18,550,628

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,799,220	5,240,617	2,655,503	3,080,631
Total current liabilities	3,799,220	5,240,617	2,655,503	3,080,631

SHAREHOLDERS’ EQUITY
Share capital	119,564,786	142,580,515	29,803,102	31,740,941
Warrants	10,622,950	11,486,326	12,486,868	13,452,183
Share-based payments	6,333,372	7,547,945	2,641,709	2,787,525
Deficit	(52,432,612)	(59,980,799)	(30,815,264)	(32,510,652)
Accumulated other comprehensive loss	(10,666,283)	-	(781,278)	-
Total shareholders’ equity	73,422,213	101,633,987	13,335,137	15,469,997

Total liabilities and shareholders’ equity	77,221,433	106,874,604	15,990,640	18,550,628

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

2.	BASIS OF PREPARATION (continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	US$	Cdn$	US$	Cdn$

EXPENSES

Research and development	6,830,069	8,396,938	9,183,151	11,316,032
Operating, general and administrative	2,545,813	3,129,842	4,050,617	4,996,613
Acquisition milestone share-based payment	-	-	1,209,150	1,500,000
Unrealized foreign exchange gain	(457,613)	(562,593)	(1,410,771)	(1,745,025)
Interest income and related charges	(4,618)	(5,678)	(11,874)	(14,679)
Loss for the period	8,913,651	10,958,509	13,020,273	16,052,941

Other comprehensive loss
Foreign currency translation adjustment	191,604	-	1,494,271	-

Loss and other comprehensive loss for the period	9,105,255	10,958,509	14,514,544	16,052,941

Loss per share – basic and diluted	1.22	1.50	2.07	2.56

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
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

IFRS 16, Leases

In January 2016, the IASB issued IFRS 16, Leases (“IFRS 16”), its new leases standard that requires lessees to recognize assets and liabilities for most leases on their balance sheets. Lessees applying IFRS 16 will have a single accounting model for all leases, with certain exemptions. Lessor accounting is substantially unchanged. The new standard will be effective from January 1, 2019 with limited early application permitted. The Company has not yet begun the process of evaluating the impact of this standard on its consolidated financial statements.

Other accounting standards or amendments to existing accounting standards that have been issued, but have future effective dates, are either not applicable or are not expected to have a significant impact on the Company’s consolidated financial statements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
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

Intangible assets

The Company estimates the useful lives of intangible assets from the date they are available for use in the manner intended by management and periodically reviews the useful lives to reflect management’s intent about developing and commercializing the assets. Further, the Company must estimate the fair value of contingent payments that are measured in the initial measurement of the asset, which includes assessing the appropriate discount rate to present value the amounts and, in certain cases, estimating a probability-weighted factor. Management also estimates their recoverability to assess if there has been an impairment. The amounts and timing of recorded expenses for amortization and impairment of intangible assets for any period are affected by these estimates. The estimates are reviewed at least annually and are updated if expectations change as a result of technical or commercial obsolescence, generic threats and legal or other limits to use. It is possible that changes in these factors may cause significant changes in the estimated useful lives of the Company’s intangible assets in the future.

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

Contingencies

See Note 16, Commitments and Contingent Liabilities.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

5.	RISK MANAGEMENT

Financial risk management

In the normal course of business, the Company is exposed to a number of financial risks that can affect its operating performance, which include credit risk, liquidity risk and market risk. The Company’s overall risk management program and prudent business practices seek to minimize any potential adverse effects on the Company’s financial performance. There were no changes in the Company’s approach to risk management during the period ended June 30, 2016.

(i)	Credit risk

The Company’s cash balance is on deposit with a Canadian chartered bank. The Company has no significant concentration of credit risk arising from operations. Management believes that the credit risk concentration with respect to these financial instruments is remote.

(ii)	Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at June 30, 2016, the Company had cash of $55,068,021 and prepaid expenses and other current assets of $1,081,972 (December 31, 2015 – $75,802,951 and $628,588, respectively) to settle current liabilities of $12,638,230 (December 31, 2015 – $3,799,220). Most of the Company’s accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(i)	Interest rate risk

The Company had a cash balance of $55,068,021 as at June 30, 2016 (December 31, 2015 – $75,802,951).

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
June 30, 2016
(in U.S. dollars)

5.	RISK MANAGEMENT (continued)

(ii)	Foreign currency risk (continued)

The following table summarizes accounts denominated in Canadian dollars, reported in U.S. dollar equivalents, and the effective Cdn$/US$ exchange rate applied as at:

	June 30, 2016	December 31, 2015
	$	$
Cash	68,827	277,760
Accounts payable	293,361	219,802
Net exposure	(224,534)	57,958

Cdn$/US$ exchange rate	0.7742	0.7225

Based on the Company’s foreign currency exposures noted above, a 10% strengthening of the Canadian dollar against the U.S. dollar as at June 30, 2016 would have increased the net loss by approximately $22,000 (December 31, 2015 – decrease of $6,000), assuming all other variables remained constant. A 10% weakening of the Canadian dollar would have an opposite effect, assuming that all other variables remained constant.

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

IFRS require that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the interim consolidated statements of financial position dates based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts payable and accrued liabilities and license payable are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the interim consolidated statements of financial position approximate fair value because of the short-term nature of these instruments. License payable was initially recognized at fair value and subsequently measured at amortized costs using the effective interest rate method, whereby the carrying amount of the license payable approximates its fair value.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
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

There were no changes in the Company’s approach to capital management during the period ended June 30, 2016. The Company and Cynapsus U.S., its wholly-owned subsidiary, and Adagio, its previously wholly-owned subsidiary, are not subject to externally imposed capital requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment as at June 30, 2016 and activity for the six month period then ended:

	Computer Equipment	Furniture and Fixtures	Leasehold Improvements	R&D Equipment	Total
	$	$	$	$	$
Cost
Balance as at December 31, 2015	274,955	60,522	156,673	26,878	519,028
Additions	106,015	11,447	16,652	2,698	136,812
Balance as at June 30, 2016	380,970	71,969	173,325	29,576	655,840

Accumulated depreciation
Balance as at December 31, 2015	66,034	15,613	27,316	672	109,635
Depreciation	41,410	5,156	22,292	4,336	73,194
Balance as at June 30, 2016	107,444	20,769	49,608	5,008	182,829

Net book value
Net book value as at December 31, 2015	208,921	44,909	129,357	26,206	409,393
Net book value as at June 30, 2016	273,526	51,200	123,717	24,568	473,011

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Consolidated Interim Financial Statements
June 30, 2016
(in U.S. dollars)

7.	INTANGIBLE ASSETS

The following is a summary of intangible assets as at June 30, 2016 and activity for the six month period then ended:

	MonoSol Rx License Agreement	APL-130277 Patents	License Agreement	Total
	$	$	$	$
Cost
Balance as at December 31, 2015	-	518,865	144,500	663,365
Additions	15,909,897	-	-	15,909,897
Balance as at June 30, 2016	15,909,897	518,865	144,500	16,573,262

Accumulated amortization
Balance as at December 31, 2015	-	138,364	144,500	282,864
Amortization	-	17,295	-	17,295
Balance as at June 30, 2016	-	155,659	144,500	300,159

Net book value
Net book value as at December 31, 2015	-	380,501	-	380,501
Net book value as at June 30, 2016	15,909,897	363,206	-	16,273,103

MonoSol Rx License Agreement

On April 1, 2016, Cynapsus and MonoSol Rx entered into a license agreement (the “License Agreement”) pursuant to which MonoSol Rx granted Cynapsus an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in Parkinson’s disease patients, as well as two other fields. In consideration for the rights granted to Cynapsus under the License Agreement, MonoSol Rx received an upfront payment of $5 million. MonoSol Rx shall also receive (i) an aggregate of $13 million in connection with specified regulatory and development milestones in the United States and Europe, which are due and payable on or before December 1, 2018 (the “Initial Milestone Payments”), (ii) an aggregate of $27 million for (a) one-time milestone payments related to product availability and regulatory approval in the United States and Europe and (b) one-time milestone payments based on the achievement of specific annual net sales thresholds of APL-130277, and (iii) ongoing mid-single digit percentage royalty payments related to the net sales of APL-130277 (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. With the exception of the Initial Milestone Payments, there can be no guarantee that any such milestones will in fact be met or payable.

The MonoSol Rx License Agreement has been initially recognized based on the aggregate of the $5 million upfront payment and the present value of the $13 million Initial Milestone Payment, discounted at 12% using the effective interest rate method. No amortization has been recorded to date as the asset acquired is not yet in use. See Note 9, License Payable.

ARx LLC Supply Agreement

On March 17, 2015, the Company entered into an agreement with ARx, LLC (“ARx”), whereby ARx assigned to the Company certain patents related to APL-130277, and in exchange the agreement provides that ARx is the sole partner for formulation and process development activities for APL-130277 during the term of the agreement and the expectation of entering into a commercial supply agreement, under which ARx will be the majority supplier of APL-130277 in the United States, prior to filing for Food and Drug Administration (“FDA”) approval of APL-130277. The agreement provides that the Company retain sole ownership of all filings with respect to APL-130277. The non-monetary transaction has been recorded at nil, as the fair value of the patents received by the Company and considerations given up could not be reliably measured. On August 9, 2016, the Company entered into a Commercial Supply Agreement with ARx.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities as at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	$	$
Trade payables	3,728,965	2,847,301
Due to related parties (Note 15)	248,777	184,188
Bonus accruals to related parties (Note 15)	46,000	385,093
Other accrued liabilities	371,379	382,638
	4,395,121	3,799,220

9.	LICENSE PAYABLE

The following is a summary of current and long-term portions of license payable as at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	$	$
Current portion of license payable	8,243,109	-
Long-term portion of license payable	2,997,368	-
	11,240,477	-

As at June 30, 2016, the Initial Milestone Payments, under the MonoSol Rx License Agreement, are as follows:

Milestone
$
On December 1, 2016	4,000,000
Earlier of (a) filing of a New Drug Application for Product by Licensee; or (b) June 30, 2017	5,000,000
Earlier of (a) submission of regulatory approval application to any regulatory authority within the European Union; or (b) December 1, 2018	4,000,000
13,000,000

See Note 7, Intangible Assets.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL

i)	Authorized common shares

Unlimited number of common shares with no par value

ii)	Issued and outstanding common shares

On May 15, 2015, the Company completed a share consolidation of the Company’s issued and outstanding common shares on the basis of one (1) new common share for every sixteen (16) common shares issued and outstanding. All common shares, options, warrants and per share amounts have been restated to give retrospective effect to those share consolidations.

Number of Common Shares
#
Balance, December 31, 2015	12,278,133
Shares issued for cash from exercise of warrants	43,433
Balance, June 30, 2016	12,321,566

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL (continued)

iii)	Warrants

The number of warrants outstanding as at December 31, 2015 and June 30, 2016 and changes during the six month period then ended are presented below:

	Number of Warrants	Warrants	Weighted Average Exercise Price/Share
	#	$	Cdn$
Balance, December 31, 2015	3,127,739	10,622,950	12.02
Exercised	(43,433)	(137,976)	9.95
Balance, June 30, 2016	3,084,306	10,484,974	12.05

A summary of warrants exercised during the six month period ended June 30, 2016 is as follows:

Number of Warrants	Cash Proceeds	Exercise Price
#	$	Cdn$
30,733	211,613	9.20
7,500	72,247	12.96
5,200	37,710	10.00
43,433	321,570

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL (continued)

iii)	Warrants (continued)

Warrants outstanding and exercisable as at June 30, 2016 were as follows:

Number of Warrants	Exercise Price	Exercise Trigger	Expiry Date	Description
#	Cdn$/Share	Cdn$/Share
11,875	16.00	24.00	July 18, 2017	2012 Private placement
13,751	10.00	-	October 24, 2017	2012 Private placement
7,887	10.00	-	November 23, 2017	2012 Private placement
554,559	9.20	22.08	March 1, 2018	2013 Prospectus offering, first closing
181,575	9.20	22.08	March 1, 2018	2013 Prospectus offering, second closing
2,314,659	12.96	31.20	April 15, 2019	2014 Prospectus offering
3,084,306

Included in some of the warrant agreements are provisions such that each warrant entitles the holder to purchase one common share at a price equal to the exercise price per share for a period up to the expiration date, except that, subject to certain exceptions, the warrants will be cancelled if they are not exercised within 30 days after written notice from the Company that the closing price of its common shares on the principal stock exchange of the Company has been three times the unit price of the offering for more than 20 consecutive trading days.

There were no warrants issued during the period ended June 30, 2016. The weighted average contractual life remaining for the warrants outstanding as at June 30, 2016 is 2.51 years (December 31, 2015 – 3.00 years).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL

iv)	Share-based payments (continued)

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

The aggregate number of common shares reserved for issuance under the Plan is a maximum of 10% of the issued and outstanding common shares of the Company at the time of grant. As at June 30, 2016, there were a total of 1,061,915 options outstanding, representing 8.6% of the issued and outstanding common shares of the Company (December 31, 2015 – 1,007,765 options, and 8.2%, respectively). No one person shall be granted options representing more than 5% of the issued and outstanding common shares of the Company at the time of grant. Option grants to insiders (as defined in the Plan) within any 12-month period, or issuable to insiders at any time, may not exceed 10% of the issued and outstanding common shares of the Company at such time. The options are non-assignable and non-transferable and may be granted for a term not exceeding 10 years. The exercise price of the options is fixed by the Board of Directors of the Company and shall not be lower than the market price (as defined by the TSX) of the common shares at the time of grant, subject to all applicable regulatory requirements.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

The number of stock options outstanding as at December 31, 2015 and changes during the six month period ended June 30, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price/Share
	#	Cdn$
Options outstanding as at December 31, 2015	1,007,765	18.47
Granted	55,000	18.91
Forfeited	(680)	20.10
Expired	(170)	20.10
Options outstanding as at June 30, 2016	1,061,915	18.49

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

On June 1, 2016, the Company granted stock options to acquire 17,000 common shares. The stock options were granted to an employee and a director of the Company at an exercise price equal to Cdn$18.70 per share and expire 10 years from the date of grant. 15,000 of these options will vest in one year. Of the other 2,000 options, one-fifth will vest in six months, one-fifth will vest in one year, one-fifth will vest in two years, one-fifth will vest in three years, and one-fifth will vest in four years.

Weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the six months ended June 30, 2016 are as follows:

Exercise price	Cdn$	18.91
Grant date share price	Cdn$	18.91
Risk-free interest rate		0.92%
Expected dividend yield		-
Expected volatility		97.2%
Expected option term		5.9 years
Weighted average fair value of options granted	Cdn$	14.51

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

10.	SHARE CAPITAL (continued)

iv)	Share-based payments (continued)

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

Stock options issued and outstanding as at June 30, 2016 were as follows:

Number of Options Outstanding	Number of Options Vested and Exercisable	Effective Exercise Price/ Share	Expiry Date
#	#	Cdn$
3,124	3,124	16.00	March 4, 2016 (extended to 10 business days after the end of the applicable blackout period)
2,500	2,500	16.00	August 19, 2016
17,185	17,185	16.00	March 23, 2017
1,625	1,625	16.00	May 30, 2017
937	937	16.00	August 29, 2017
23,332	23,332	7.36	March 1, 2018
55,998	55,998	5.76	May 1, 2018
1,562	1,562	4.96	May 28, 2018
137,749	137,749	10.40	May 20, 2019
67,185	46,872	19.84	December 5, 2019
240,618	140,159	21.76	April 2, 2020
413,650	64,830	21.40	September 18, 2025
14,000	2,800	20.00	November 16, 2025
27,450	5,490	20.10	December 16, 2025
38,000	-	19.00	February 16, 2026
17,000	-	18.70	June 1, 2026
1,061,915	504,163

The total number of common shares that were issuable pursuant to stock options that were exercisable as at June 30, 2016 is 504,163 (December 31, 2015 – 441,937). The weighted average exercise price of those options as at June 30, 2016 is Cdn$15.62 (December 31, 2015 – Cdn$14.81).

The weighted average contractual life remaining for the (i) vested and exercisable, and (ii) aggregate outstanding stock options as at June 30, 2016 is 3.81 years and 6.06 years, respectively (December 31, 2015 – 4.33 years and 6.36 years, respectively).

Total share-based payments compensation expense for the three and six month periods ended June 30, 2016 was $1,033,901 and 2,046,449, respectively (June 30, 2015 – $1,302,258 and $1,523,184, respectively), and has been allocated to components of research and development expenses and operating, general and administrative expenses.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

11.	RESEARCH AND DEVELOPMENT

Components of research and development expenses for the three and six months ended June 30 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2016 ($)	2015 ($)	2016 ($)	2015 ($)
APL-130277 research and development excluding the following items		5,996,497	6,027,359	10,208,083	8,039,848
Salaries, benefits and bonuses		737,281	382,695	1,357,055	684,601
Share-based payments	10	407,075	442,815	784,032	598,984
Amortization of intangible assets	7	8,647	9,736	17,295	19,384
Depreciation of property, plant and equipment	6	2,168	-	4,336	-
Recovery on scientific research		-	(32,536)	-	(56,719)
Research grant	13	-	-	-	(102,947)
		7,151,668	6,830,069	12,370,801	9,183,151

12.	OPERATING, GENERAL AND ADMINISTRATIVE

Components of operating, general and administrative expenses for the three and six months ended June 30 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2016 ($)	2015 ($)	2016 ($)	2015 ($)
Operating general, and administrative excluding the following items		1,431,264	1,031,920	3,393,085	2,101,330
Salaries, benefits, bonuses and board fees		605,120	627,271	1,117,937	991,228
Share-based payments	10	626,826	859,443	1,262,417	924,200
Depreciation of property, plant and equipment	6	38,057	27,179	68,858	33,859
		2,701,267	2,545,813	5,842,297	4,050,617

13.	RESEARCH GRANT

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

As part of the MJFF grant agreement, Cynapsus is required to support further PD research by making up to $1,000,000 in contributions to MJFF based on future sales of APL-130277 beginning the year that the Company posts net sales of APL-130277 in excess of $5,000,000. See Note 16, Commitments and Contingent Liabilities.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

14.	ACQUISITION MILESTONE SHARE-BASED PAYMENT

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

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered the milestone payment described in (a) above to former Adagio shareholders of 69,960 common shares at a deemed value of Cdn$21.44 per common share. The fair value of these shares, in the amount of $1,209,150, was recorded as an expense. See Note 15, Related Party Transactions.

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

15.	RELATED PARTY TRANSACTIONS

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and officers. Compensation paid or payable to key management was composed of the following during the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 ($)	2015 ($)	2016 ($)	2015 ($)
Short-term salaries, benefits and bonuses to officers	364,881	376,577	712,399	616,087
Directors’ fees	141,051	238,936	224,149	340,609
Share-based payments	160,534	2,630,782	160,534	2,630,782
	666,466	3,246,295	1,097,082	3,587,478

Share-based payments presented above represent the grant date fair value of options issued to key management during the period, converted into USD using the grant date exchange rate.

As at June 30, 2016, included in accounts payable and accrued liabilities was $248,777 (December 31, 2015 – $184,188) due to officers and directors of the Company (see Note 8, Accounts Payable and Accrued Liabilities). These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at June 30, 2016, there were accrued bonuses to related parties of $46,000 (December 31, 2015 – $385,093).

The Company’s employment agreements with its executive officers provide for additional payments in the event of termination without cause (see Note 16, Commitments and Contingent Liabilities).

On March 11, 2015, the Company announced the results of the end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 common shares. Of the total, 37,652 common shares were issued to the Company’s President and Chief Executive Officer, the value of which is not included in the table above. See Note 14, Acquisition Milestone Share-based Payment.

During the three and six months ended June 30, 2016, fees of $25,000 and $97,000, respectively, were paid or payable to one of the Company’s directors as compensation for consulting services rendered (June 30, 2015 – nil and nil, respectively).

CYNAPSUS THERAPEUTICS INC.
Notes to the Unaudited Condensed Interim Consolidated Financial Statements
June 30, 2016
(in U.S. dollars)

16.	COMMITMENTS AND CONTINGENT LIABILITIES

As at June 30, 2016, the Company had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	$	$	$
Purchase obligations	20,286,000	2,410,000	22,696,000
Operating leases	134,000	213,000	347,000
Total contractual obligations	20,420,000	2,623,000	23,043,000

The Company is a party to certain employment contracts for its executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately $2,456,160 and would be payable within one year, but are not included in the table of purchase obligations above.

See also Note 13, Research Grant and Note 14, Acquisition Milestone Share-based Payment for other contingent liabilities that are not included in the table of contractual obligations above.

On April 1, 2016, the Company and MonoSol Rx entered into a License Agreement, pursuant to which MonoSol Rx granted the Company an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in PD patients, as well as two other fields. In consideration for the rights granted to the Company under the License Agreement, MonoSol Rx received an upfront payment of $5 million. MonoSol Rx shall also receive (i) an aggregate of $13 million in connection with specified regulatory and development milestones in the United States and Europe, which are due and payable on or before December 1, 2018 (the “Initial Milestone Payments”), (ii) an aggregate of $27 million for (a) one-time milestone payments related to product availability and regulatory approval in the United States and Europe and (b) one-time milestone payments based on the achievement of specific annual net sales thresholds of APL-130277, and (iii) ongoing mid-single digit percentage royalty payments related to the net sales of APL-130277 (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. With the exception of the Initial Milestone Payments, there can be no guarantee that any such milestones will in fact be met or payable. These amounts have not been included in the table of purchase obligations above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, relates to the financial position as at June 30, 2016 and results of operations of Cynapsus for the three and six months ended June 30, 2016 and should be read in conjunction with our unaudited condensed interim consolidated financial statements and related notes for the three and six months ended June 30, 2016 as well as our audited annual consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016, as amended by Amendment No. 1 to Form 10-K/A filed with the SEC on March 18, 2016. Our unaudited condensed interim consolidated financial statements for the period ended June 30, 2016 and related notes have been prepared in compliance with International Accounting Standard 34, Interim Financial Reporting. The accounting policies applied in the unaudited condensed interim consolidated financial statements are consistent with those followed in preparation of our annual consolidated financial statements for the year ended December 31, 2015.

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

Effective January 1, 2016, we changed our functional currency from Cdn$ to US$. We determined that our expenditures and cash flows are now principally denominated in US$, and are expected to remain principally denominated in US$ in the future. Concurrent with this change, we also changed our presentation currency from the Cdn$ to US$ in order to better reflect our underlying performance. We believe that these changes will result in more relevant and reliable information for our financial statement users, and will more accurately reflect the results of our operations. For the period ended December 31, 2015 and all prior periods, we previously presented our consolidated financial statements in Cdn$. The comparative figures disclosed in our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2016, and in this MD&A, have been retrospectively changed to reflect the change in presentation currency to US$, as if the US$ had been used as the presentation currency for all prior periods.

Overview

Cynapsus is a specialty central nervous system, or CNS, pharmaceutical company developing and preparing to commercialize a fast-acting, easy-to-use, sublingual thin film for the on-demand management of debilitating OFF episodes associated with PD. PD is a chronic, progressive neurodegenerative disease characterized by motor symptoms including tremor at rest, rigidity and impaired movement as well as significant non-motor symptoms such as cognitive impairment and mood disorders. The re-emergence of PD symptoms is referred to as an OFF episode. We have successfully completed a Phase 2 clinical trial for our product candidate, APL-130277, a sublingual formulation of apomorphine hydrochloride, or apomorphine. Apomorphine is the only molecule approved for acute, intermittent treatment of OFF episodes for advanced PD patients, but is currently only approved as a subcutaneous injection in the United States. APL-130277 is a “turning ON” medication designed to rapidly, safely and reliably convert a PD patient from the OFF to the ON state while avoiding many of the issues associated with subcutaneous delivery of apomorphine. It is designed to convert all types of OFF episodes, including morning OFF episodes, often considered the most difficult to treat. We have initiated our Phase 3 clinical program for APL-130277, relying on the abbreviated Section 505(b)(2) regulatory pathway in the United States, and we intend to submit an NDA, in the first half of 2017.

Since our inception in 2004, we have devoted substantially all of our resources to business planning, capital raising and identifying and developing our product candidates, preparing for and conducting clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We have funded our operations primarily through the public and private placements of common shares and warrants, the exercise of warrants and options, and the issuance of secured debentures. From inception, we have received net proceeds of approximately $129.3 million from such transactions. As of June 30, 2016, we had cash in the amount of $55.1 million.

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

We are a clinical stage company and have not generated any revenue. We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2016, we had a deficit accumulated of $71 million and expect to continue to incur significant losses for the foreseeable future. Management expects our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund operations, which may be obtained through one or more public or private equity or debt financings, or other sources such as potential licensing or partnership arrangements.

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

On May 20, 2016, upon the recommendation of our Corporate Governance, Nominating and Compensation Committee, our board of directors appointed Frederick Driscoll as a member of our board of directors and the Audit Committee of our board of directors.

Results of Operations – Comparison of the three months ended June 30, 2016 and the three months ended June 30, 2015

Loss for the Period and Loss Per Share

For the three months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Loss for the period	10,173,697	8,913,651	1,260,046	14.1
Basic and diluted loss per share	0.83	1.22	(0.39)	(32.0)

Loss for the period for the three months ended June 30, 2016 exceeded the loss for the three months ended June 30, 2015 due mainly to higher research and development program costs related to the APL-130277 Phase 3 clinical program, higher personnel costs with the number of staff increasing from 17 to 28 people, higher professional and consulting fees, investor relations and costs related to preparing for commercialization.

Loss for the period for the three months ended June 30, 2015 also included a $457,613 unrealized foreign exchange gain.

Total share-based payments expense for the three months ended June 30, 2016 decreased to $1,033,901 from $1,302,258 in the three months ended June 30, 2015 due to fewer options vested during the current period. Share-based payments expense has been allocated to components of research and development expenses and operating, general and administrative expenses according to the respective classification of the grantee.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the three months ended June 30, 2016 was 12,315,869 (June 30, 2015 – 7,316,076).

Research and Development (R&D)

For the three months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
APL-130277 research and development, excluding the following items	5,996,497	6,027,359	(30,862)	(0.5)
Salaries, benefits and bonuses	737,281	382,695	354,586	92.7
Share-based payments	407,075	442,815	(35,740)	(8.1)
Amortization of intangible assets	8,647	9,736	(1,089)	(11.2)
Depreciation of property, plant and equipment	2,168	-	2,168	100.0
Recovery on scientific research	-	(32,536)	32,536	(100.0)
Total R&D	7,151,668	6,830,069	321,599	4.7

Research and development expenses for the three months ended June 30, 2016 were higher than for the three months ended June 30, 2015 due to ongoing activity associated with the APL-130277 program. Expenditures increased as a result of increases in clinical research, scientific communications, educational initiatives, and regulatory affairs, partially offset by decreases in consulting, packaging development and scale-up chemistry, manufacturing and controls, or CMC, work for APL-130277. Salaries and benefits increased during the three months ended June 30, 2016 due to an increase in the number of R&D employees from seven to 12. Share-based payments expense decreased due to fewer options vested during the current period.

Operating, General and Administrative (OG&A)

For the three months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Operating, general and administrative excluding the following items	1,431,264	1,031,920	399,344	38.7
Salaries, benefits, bonuses and board fees	605,120	627,271	(22,151)	(3.5)
Share-based payments	626,826	859,443	(232,617)	(27.1)
Depreciation of property, plant and equipment	38,057	27,179	10,878	40.0
Total OG&A	2,701,267	2,545,813	155,454	6.1

OG&A costs for the three months ended June 30, 2016 were higher than the three months ended June 30, 2015 due mainly to increases in investor and public relations activities, activities in preparing for commercialization, and insurance, which were partially offset by lower professional fees. Salaries, benefits and board fees increased with the addition of new staff and higher employee base salaries, but was offset by the effect of lower board fees in the current year. Share-based payments expense decreased due to fewer options vested during the current period.

Other Expenses (Recoveries)

For the three months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Unrealized foreign exchange gain	(9,807)	(457,613)	447,806	(97.9)
Interest expense (income) and related charges	330,569	(4,618)	335,187	(7,258.3)

Unrealized foreign exchange gains for the three months ended June 30, 2016 were $9,807 compared to $457,613 in the three months ended June 30, 2015. Unrealized foreign exchange gains recorded in the three months ended June 30, 2015 substantially arose from the revaluation of U.S. dollar cash balances on hand against the Canadian dollar, which was our functional currency at that time. Effective January 1, 2016, we changed our functional currency from Cdn$ to US$. Accordingly, our U.S. dollar cash balances are no longer subject to foreign exchange revaluations. Unrealized foreign exchange gains for the three months ended June 30, 2016 represent the revaluation of monetary assets and liabilities denominated in non-U.S. currencies.

Interest expense for the three months ended June 30, 2016 represents interest accrued for the period on the MonoSol Rx license payable.

Results of Operations – Comparison of the six months ended June 30, 2016 and the six months ended June 30, 2015

Loss for the Period and Loss Per Share

For the six months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Loss for the period	18,529,723	13,020,273	5,509,450	42.3
Basic and diluted loss per share	1.51	2.07	(0.56)	(27.1)

Loss for the period for the six months ended June 30, 2016 exceeded the loss for the six months ended June 30, 2015 due mainly to higher research and development program costs related to the APL-130277 Phase 3 clinical program, higher personnel costs with the number of staff increasing from 17 to 28 people, higher professional and consulting fees, investor relations and costs related to preparing for commercialization, and higher share-based compensation expenses.

Loss for the period for the six months ended June 30, 2015 also included a charge of $1,209,150 related to the acquisition milestone share-based payment, partially offset by a $1,410,771 unrealized foreign exchange gain.

Total share-based payments expense for the six months ended June 30, 2016 increased to $2,046,449 from $1,523,184 in the six months ended June 30, 2015 due to the higher Black Scholes fair value recognized for options vested during the current period. Share-based payments expense has been allocated to components of research and development expenses and operating, general and administrative expenses according to the respective classification of the grantee.

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. As a result of losses in the respective periods, there is no dilutive loss per share calculation.

The weighted average number of common shares outstanding for the six months ended June 30, 2016 was 12,303,454 (June 30, 2015 – 6,280,674).

Research and Development (R&D)

For the six months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
APL-130277 research and development, excluding the following items	10,208,083	8,039,848	2,168,235	27.0

Salaries, benefits and bonuses	1,357,055	684,601	672,454	98.2
Share-based payments	784,032	598,984	185,048	30.9

Amortization of intangible assets	17,295	19,384	(2,089)	(10.8)
Depreciation of property, plant and equipment	4,336	-	4,336	100.0
Recovery on scientific research	-	(56,719)	56,719	(100.0)
Research grant	-	(102,947)	102,947	(100.0)

Total R&D	12,370,801	9,183,151	3,187,650	34.7

Research and development expenses for the six months ended June 30, 2016 were substantially higher than for the six months ended June 30, 2015 due to increased activity associated with the APL-130277 program. Expenditures increased as a result of increases in consulting, clinical research, scientific communications and educational initiatives, and regulatory affairs work, which were partially offset by decreases in packaging development and scale-up chemistry, manufacturing and controls work for APL-130277. Salaries, benefits and bonuses increased during the six months ended June 30, 2016 due to an increase in the number of R&D employees from seven to 12. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current period.

Operating, General and Administrative (OG&A)

For the six months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Operating, general and administrative excluding the following items	3,393,085	2,101,330	1,291,755	61.5
Salaries, benefits, bonuses and board fees	1,117,937	991,228	126,709	12.8

Share-based payments	1,262,417	924,200	338,217	36.6
Depreciation of property, plant and equipment	68,858	33,859	34,999	103.4

Total OG&A	5,842,297	4,050,617	1,791,680	44.2

OG&A costs for the six months ended June 30, 2016 were higher than the six months ended June 30, 2015 due mainly to increases in investor and public relations activities, professional and consulting fees, activities in preparing for commercialization and insurance. Salaries, benefits, bonuses and board fees increased with the addition of new staff and higher employee base salaries, but were partially offset by decreased directors’ fees. Share-based payments expense increased due to the higher Black Scholes fair value recognized for options vested during the current period.

Other Expenses (Recoveries)

For the six months ended June 30,

	2016 ($)	2015 ($)	$ change in 2016	% change in 2016
Unrealized foreign exchange gain	(13,944)	(1,410,771)	1,396,827	(99.0)
Acquisition milestone share-based payment	-	1,209,150	(1,209,150)	(100.0)
Interest expense (income) and related charges	330,569	(11,874)	342,443	(2,884.0)

Unrealized foreign exchange gains for the six months ended June 30, 2016 was $13,944 compared to $1,410,771 in the six months ended June 30, 2015. Unrealized foreign exchange gains recorded in the six months ended June 30, 2015 substantially arose from the revaluation of U.S. dollar cash balances on hand against the Canadian dollar, which was our functional currency at that time. Effective January 1, 2016, we changed our functional currency from Cdn$ to US$. Accordingly, our U.S. dollar cash balances are no longer subject to foreign exchange revaluations. Unrealized foreign exchange gains for the six months ended June 30, 2016 represent the revaluation of monetary assets and liabilities denominated in non-U.S. currencies.

Under the terms of the amended Adagio Share Purchase Agreement, we are required to pay the former Adagio shareholders contingent consideration upon the completion of certain operational milestones (see “Commitments and Contingent Liabilities” below). On March 11, 2015, we announced the results of our end of Phase 2 meeting with the FDA, which triggered a milestone payment to former Adagio shareholders of 69,960 newly issued common shares. The fair value of these shares, in the amount of $1,209,150, was recorded as an expense during the six months ended June 30, 2015.

Interest expense for the six months ended June 30, 2016 represents interest accrued for the period on the MonoSol Rx license payable.

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

Summary of Quarterly Results

The following table presents a summary of our unaudited quarterly results of operations for each of our last eight quarters. This data has been derived from our unaudited condensed interim consolidated financial statements. The accounting policies applied were based on IFRS, the same basis as our annual audited financial statements, and, in our opinion, include all adjustments necessary, consisting solely of normal recurring adjustments, for the fair presentation of such information.

Financial Information

(Numbers rounded to the nearest thousands, except for per share amounts)

	Q2 2016 ($)	Q1 2016 ($)	Q4 2015(2) ($)	Q3 2015(2) ($)
Total assets	72,896,000	69,964,000	77,221,000	83,715,000
R&D	7,151,000	5,219,000	6,472,000	5,691,000
OG&A	2,701,000	3,141,000	2,754,000	2,066,000
Other operating recoveries(1)	-	-	(2,833,000)	(5,550,000)
Interest expense (income) and related charges	331,000	(4,000)	(2,000)	(2,000)
Loss	10,174,000	8,356,000	6,391,000	2,206,000
Loss per share (basic and diluted)	0.83	0.68	0.53	0.18

	Q2 2015(2) ($)	Q1 2015(2) ($)	Q4 2014(2) ($)	Q3 2014(2) ($)
Total assets	90,433,000	30,344,000	15,991,000	18,212,000
R&D	6,830,000	2,353,000	2,725,000	1,072,000
OG&A	2,545,000	1,505,000	2,083,000	1,086,000
Other operating expenses (recoveries)(1)	(458,000)	256,000	(302,000)	(592,000)
Interest expense (income) and related charges	(5,000)	(7,000)	(14,000)	(12,000)
Loss	8,914,000	4,107,000	4,492,000	1,554,000
Loss per share (basic and diluted)	1.22	0.78	0.90	0.31

(1) Other operating expenses (recoveries) consist of unrealized foreign exchange gains or losses, and an acquisition milestone share-based payment in the first quarter of 2015, and a loss on impairment of intangible assets in the fourth quarter of 2014.

(2) Restated.

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

Our cash balance was $55,068,021 at June 30, 2016 compared to $75,802,951 at December 31, 2015. Such decrease was primarily due to funding research and development activities and ongoing operations of the company, along with making the upfront license payment to MonoSol Rx.

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

There are a significant number of warrants and options of Cynapsus outstanding, some of which are in-the-money and may provide future sources of capital. As at June 30, 2016, we had 736,134 warrants outstanding with an exercise price of Cdn$9.20, which, if exercised as of June 30, 2016, would have resulted in gross proceeds to us of approximately Cdn$6,772,433. Also, as at June 30, 2016, we had 2,314,659 warrants outstanding with an exercise price of Cdn$12.96, which, if exercised as of June 30, 2016, would have resulted in gross proceeds to us of approximately Cdn$29,997,981. There can be no assurance that such warrants or options of Cynapsus will ever be exercised or that we will realize the gross proceeds resulting from exercise of those securities.

Operating Activities

For the three months ended June 30, 2016, our operating activities used cash of $8,616,213 compared to $6,156,341 in the three months ended June 30, 2015. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the three months ended June 30, 2016 reflects the net loss of $10,173,697 for the three months ended June 30, 2016, adjusted for non-cash items including share-based payments, accrued interest, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities) and unrealized gains on foreign exchange.

For the six months ended June 30, 2016, our operating activities used cash of $15,933,630 compared to $10,776,871 in the six months ended June 30, 2015. The increase is primarily attributed to increased research and development expenses associated with Phase 3 clinical trials for the APL-130277 product candidate. Cash used in operating activities for the six months ended June 30, 2016 reflects the net loss of $18,529,723 for the six months ended June 30, 2016, adjusted for non-cash items including share-based payments, accrued interest, amortization of intangible assets, depreciation of property, plant and equipment, changes in non-cash working capital (including prepaid expenses and other current assets, and accounts payable and accrued liabilities) and unrealized gains on foreign exchange.

Investing Activities

For the three months ended June 30, 2016, we purchased $42,759 of property, plant and equipment, compared to $30,657 in the three months ended June 30, 2015. In the three months ended June 30, 2016 we made an initial payment of $5,000,000 on account of the MonoSol Rx License Agreement.

For the six months ended June 30, 2016, we purchased $136,812 of property, plant and equipment, compared to $137,986 in the six months ended June 30, 2015. In the six months ended June 30, 2016 we made an initial payment of $5,000,000 on account of the MonoSol Rx License Agreement.

Financing Activities

For the three months ended June 30, 2016, our net financing activities generated cash of $95,375 compared to $66,386,161 for the three months ended June 30, 2015.

During the three months ended June 30, 2015, we completed an underwritten public offering in the United States that raised net proceeds of approximately $65,920,652. During the three months ended June 30, 2016, we generated $95,375 in proceeds from the exercise of warrants, compared to $434,823 during the three months ended June 30, 2015.

For the six months ended June 30, 2016, our net financing activities generated cash of $321,570 compared to $85,452,316 for the six months ended June 30, 2015.

During the six months ended June 30, 2015, we completed an underwritten public offering in the United States that raised net proceeds of approximately $65,920,652, and we raised net proceeds of $15,578,045 through a private placement of common shares. During the six months ended June 30, 2016, we generated $321,570 in proceeds from the exercise of warrants, compared to $3,854,924 during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2016, we generated $Nil in proceeds from the exercise of stock options, compared to $68,009 during the six months ended June 30, 2015.

Effect of Exchange Rate Changes

For the three months ended June 30, 2016, the effect of exchange rate changes on cash was a gain of $9,805, a result of the Canadian dollar strengthening relative to the U.S. dollar, compared to $210,478 in the three months ended June 30, 2015.

For the six months ended June 30, 2016, the effect of exchange rate changes on cash was a gain of $13,942, a result of the Canadian dollar strengthening relative to the U.S. dollar, compared to loss of $224,556 in the six months ended June 30, 2015.

As at June 30, 2016, we had cash of $68,827 and accounts payable of $293,361 denominated in Canadian dollars (December 31, 2015 – $277,760 and $219,802, respectively).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Related Party Transactions

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and officers. Compensation paid or payable to key management was composed of the following during the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 ($)	2015 ($)	2016 ($)	2015 ($)
Short-term salaries, benefits and bonuses to officers	364,881	376,577	712,399	616,087
Directors’ fees	141,051	238,936	224,149	340,609
Share-based payments	160,534	2,630,782	160,534	2,630,782
	666,466	3,246,295	1,097,082	3,587,478

Share-based payments presented above represent the grant date fair value of options issued to key management during the period, converted into U.S. dollars using the grant date exchange rate.

As at June 30, 2016, included in accounts payable and accrued liabilities was $248,777 (December 31, 2015 – $184,188) due to our officers and directors. These amounts are unsecured and non-interest bearing with no fixed terms of repayment. As at June 30, 2016, there were accrued bonuses to related parties of $46,000 (December 31, 2015 – $385,093).

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

During the three and six months ended June 30, 2016, fees of $25,000 and $97,000, respectively, were paid or payable to one of our directors as compensation for consulting services rendered (June 30, 2015 – nil and nil, respectively).

Commitments and Contingent Liabilities

As at June 30, 2016, we had research and development and other service contract commitments, as well as minimum future payments under operating leases for the periods presented as follows:

	Less than 1 year	1 - 3 years	Total
	$	$	$
Purchase obligations	20,286,000	2,410,000	22,696,000
Operating leases	134,000	213,000	347,000
Total contractual obligations	20,420,000	2,623,000	23,043,000

We are a party to certain employment agreements for our executive officers and employees. Minimum employment contract termination commitments under the agreements, for termination without cause, total approximately $2,456,160 and would be payable within one year, but are not included in the table of purchase obligations above.

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

On April 1, 2016, we and MonoSol Rx entered into a license agreement, or the License Agreement, pursuant to which MonoSol Rx granted us an exclusive, worldwide license (with the right to sub-license) to certain intellectual property, including existing and future patents and patent applications, covering all oral films containing apomorphine for the treatment of OFF episodes in PD patients, as well as two other fields. In consideration for the rights granted to us under the License Agreement, MonoSol Rx received an upfront payment of $5 million. MonoSol Rx shall also receive (i) an aggregate of $13 million in connection with specified regulatory and development milestones in the United States and Europe, which are due and payable on or before December 1, 2018, or the Initial Milestone Payments, (ii) an aggregate of $27 million for (a) one-time milestone payments related to product availability and regulatory approval in the United States and Europe and (b) one-time milestone payments based on the achievement of specific annual net sales thresholds of APL-130277, and (iii) ongoing mid-single digit percentage royalty payments related to the net sales of APL-130277 (subject to reduction to low-single digit percentage royalty payments in certain circumstances), subject to certain minimum payments. With the exception of the Initial Milestone Payments, there can be no guarantee that any such milestones will in fact be met or payable. These amounts have not been included in the table of purchase obligations above.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is included in Note 5 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016, as amended by Amendment No. 1 to Form 10-K/A filed with the SEC on March 18, 2016. Critical accounting estimates require our management to make judgments, estimates and assumptions that affect the application of accounting policies and reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from these estimates. Changes in our management’s accounting estimates can have a material impact on our financial results. Our significant accounting judgments, estimates and assumptions are included in Note 4 of our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, and Note 4 of our unaudited condensed interim consolidated financial statements for the six months ended June 30, 2016 included in this Quarterly Report on Form 10-Q, and are also described below.

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

Intangible assets

We estimate the useful lives of intangible assets from the date they are available for use in the manner intended by our management and periodically review the useful lives to reflect our management’s intent about developing and commercializing the assets. Further, we must estimate the fair value of contingent payments that are measured in the initial measurement of the asset, which includes assessing the appropriate discount rate to present value the amounts and, in certain cases, estimating a probability-weighted factor. Our management also estimates their recoverability to assess if there has been an impairment. The amounts and timing of recorded expenses for amortization and impairments of intangible assets for any period are affected by these estimates. The estimates are reviewed at least annually and are updated if expectations change as a result of technical or commercial obsolescence, generic threats and legal or other limits to use. It is possible that changes in these factors may cause significant changes in the estimated useful lives of our intangible assets in the future.

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

Share Capital

Since June 30, 2016, the following changes have occurred to common shares, stock options and warrants of Cynapsus:

	As at August 9, 2016
	Number of shares	Number of shares issuable on exercise of options	Number of shares issuable on exercise of warrants	Total
	#	#	#	#
As at June 30, 2016	12,321,566	1,061,915	3,084,306	16,467,787
Warrants exercised	89,917	-	(89,917)	-
As at August 9, 2016	12,411,483	1,061,915	2,994,389	16,467,787

Exercised Warrants

Summary of warrants exercised since the six months ended June 30, 2016 are as follows:

Number of Warrants	Cash Proceeds	Exercise Price	Expiry Date
#	$	Cdn$
87,417	859,046	12.96	Apr 15, 2019
2,500	19,136	10.00	Nov 23, 2017
89,917	878,182

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

In the normal course of business, we are exposed to a number of financial risks that can affect our operating performance, which include credit risk, liquidity risk and market risk. Our overall risk management program and prudent business practices seek to minimize any potential adverse effects on our financial performance. There were no changes in our approach to risk management during the six months ended June 30, 2016.

Credit risk

Our cash balance is on deposit with a Canadian chartered bank. We have no significant concentration of credit risk arising from operations. Our management believes that the credit risk concentration with respect to these financial instruments is remote.

Liquidity risk

Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. As at June 30, 2016, we had cash of $55,068,021 and prepaid expenses and other current assets of $1,081,972 (December 31, 2015 – $75,802,951 and $628,588, respectively) to settle current liabilities of $12,638,230 (December 31, 2015 – $3,799,220). Most of our accounts payable and accrued liabilities have contractual maturities of less than 30 days and are subject to normal trade terms.

Market risk

(a)	Interest rate risk

We had a cash balance of $55,068,021 as at June 30, 2016 (December 31, 2015 – $75,802,951). Our current policy is to invest excess cash in a business savings account. We consider interest rate risk to be minimal.

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

The following table summarizes accounts denominated in Canadian dollars, reported in U.S. dollar equivalents, and the effective Cdn$/US$ exchange rate applied as at:

	June 30, 2016	December 31, 2015
	$	$
Cash	68,827	277,760
Accounts payable	293,361	219,802
Net exposure	(224,534)	57,958

Cdn$/US$ exchange rate	0.7742	0.7225

Based on the foreign currency exposures noted above, a 10% strengthening of the Canadian dollar against the U.S. dollar as at June 30, 2016 would have increased the net loss by approximately $22,000 (December 31, 2015 – decrease of $6,000), assuming all other variables remained constant. A 10% weakening of the Canadian dollar would have an opposite effect, assuming that all other variables remained constant.

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

IFRS requires that we disclose information about the fair value of our financial assets and liabilities. Fair value estimates are made at the consolidated statements of financial position dates based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts payable and accrued liabilities and license payable are classified as other financial liabilities, which are measured at amortized cost.

The carrying amounts for cash, accounts payable and accrued liabilities on the consolidated statements of financial position approximate fair value because of the short term nature of these instruments. License payable was initially recognized at fair value and subsequently measured at amortized costs using the effective interest rate method, whereby the carrying amount of the license payable approximates its fair value.

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

There were no changes in our approach to capital management during the period ended June 30, 2016. We and our subsidiary are not subject to externally imposed capital requirements.

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

We also conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, as of June 30, 2016. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of our common shares, or any associate of any of the foregoing, is either a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

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

We have incurred net losses during each fiscal period since our inception. Our net loss was $21.6 million for the year ended December 31, 2015. As of December 31, 2015, we had a deficit accumulated during the development stage of $52.4 million. Our net loss was $10.2 million for the quarter ended June 30, 2016, and as of June 30, 2016, we had a deficit of $71.0 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the near future. Our losses have resulted principally from costs incurred in our research and development activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our cash was $55.1 million as of June 30, 2016. Based on our current operating plan, we believe that our existing cash will be sufficient to fund research and development and OG&A overhead expenditures, complete Phase 3 clinical studies and CMC requirements for the filing of an NDA in the first half of 2017 under the abbreviated Section 505(b)(2) regulatory pathway in the United States, continue to prepare for commercial launch of APL-130277 in the U.S. market in late 2017 or early 2018, commence initial regulatory and clinical activities for European market registration, and initiate other early stage pipeline development programs. We believe that we will continue to expend substantial resources for the foreseeable future developing APL-130277. These expenditures will include costs associated with research and development, conducting Phase 3 clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate. Our costs will increase if we suffer any delays in our Phase 3 clinical trials for APL-130277, including, without limitation, delays in enrollment of patients. We expect to continue incurring additional costs associated with operating as a public company in the United States, hiring additional personnel and expanding our facilities.

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

Risks Related to Development and Manufacturing of Our Product Candidate and Our Reliance on Third-Parties

We rely on third-parties to supply APIs and manufacture and package our sublingual thin film formulation of apomorphine. We do not have long-term contracts with certain of such manufacturers or suppliers.

We depend on third-party suppliers of APIs and third-party contract manufacturing organizations for all clinical supply and packaging of APL-130277, our sublingual thin film formulation of apomorphine, for use in our clinical trials. Any problems we experience with any such third-parties could delay the manufacturing of our product candidate and our clinical studies, which could harm our business and results of operations. On August 9, 2016, we entered into a Commercial Supply Agreement with ARx under which ARx will be the majority supplier of APL-130277 with respect to the United States. Under our agreement with ARx dated March 17, 2015, we agreed to pay ARx in certain circumstances a fee based on the invoiced cost incurred by us with respect to the manufacture of APL-130277 (less the costs of the related API and packaging) in the U.S. by the contingency supplier (as defined in the agreement), or any other party outside of the U.S., which could make it more costly in certain circumstances for us to use a supplier other than ARx for APL-130277.

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

We could become subject to interference or derivation proceedings provoked by third-parties or brought by the USPTO or other foreign patent authorities to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. We may also become involved in other proceedings, such as inter partes review, re-examination or opposition proceedings, before the USPTO, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. We are aware of third parties opposing our European Patent No. 2442650. Generics (U.K.) Limited filed its Notice of Opposition with the European Patent Office on May 26, 2016 and LTS Lohmann filed its Notice of Opposition with the European Patent Office on May 27, 2016. These opponents are challenging the validity of the granted claims. There can be no assurance that such patent oppositions, or any proceedings that may result from such patent oppositions, will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations or prospects. An unfavorable outcome in any such proceedings could require us to cease using the related technology or require us to attempt to license rights to the related technology from the prevailing party, or could cause us to lose valuable intellectual property rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

Set forth below are certain sales of our securities sold by us during the quarter ended June 30, 2016, which were not registered under the United States Securities Act of 1933, as amended, or the Securities Act.

From April 1, 2016 to June 30, 2016, we issued an aggregate of 12,200 common shares pursuant to the exercise of warrants, for aggregate cash consideration of $95,376. Such common shares were issued outside the United States to persons that are not “U.S. persons” (as both such terms are defined in Regulation S under the Securities Act, or Regulation S) in reliance upon Regulation S.

(b) Use of Proceeds

On June 17, 2015, our registration statement on Form F-10 (File No. 333-204226) was declared effective by the SEC for our initial public offering in the United States pursuant to which we sold an aggregate of 5,175,000 common shares (inclusive of 675,000 common shares sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a price to the public of US$14.00 per share for aggregate gross offering proceeds of approximately $72.5 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as sole book-running manager for the offering, Nomura Securities International, Inc. acted as a lead manager and Noble Financial Capital Markets acted as co-manager. On June 23, 2015, we closed the sale of such common shares, resulting in net proceeds to us of approximately $66.4 million after deducting underwriting discounts and commissions of approximately $5.1 million and other offering expenses of approximately $1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares, or to their associates, or to our affiliates.

From June 17, 2015 to June 30, 2016, we’ve used other cash on hand of approximately $25 million and proceeds of approximately $1.6 million from exercises of warrants and options, and an estimated amount of approximately $12.4 million of the offering proceeds. None of such payments were made to directors, officers or persons owning ten percent or more of our common shares, or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the offering previously described in our prospectus that forms a part of our registration statement on Form F-10 (File No. 333-204226), as supplemented and filed with the SEC on June 18, 2015, or the Prospectus.

Because we did not have to use such offering proceeds prior to the quarter ended June 30, 2016 to advance our business, including Phase 3 clinical trials and studies and pre-approval commercialization efforts, and as a result of other recent developments, including, without limitation, our license agreement with MonoSol Rx and the milestone payments due thereunder, our intended use of proceeds from the offering disclosed in future periods may change from the use of proceeds previously described in our Prospectus.

Further, we have certain warrants and options outstanding which, if exercised, may result in additional proceeds to us and could further alter our current estimated intended use of proceeds from the offering.

(c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	By-law No. 4 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on May 11, 2016 (File No. 001-37426))

4.1	2016 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s current report on Form 8-K filed with the SEC on May 11, 2016 (File No. 001-37426))

10.1#	License Agreement dated April 1, 2016 by and between MonoSol Rx and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on April 6, 2016 (File No. 001-37426))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYNAPSUS THERAPEUTICS INC.

Date: August 10, 2016	By:	/s/ Andrew Williams
Andrew Williams
Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	By-law No. 4 (incorporated by reference to Exhibit 3.1 to Cynapsus’s current report on Form 8-K filed with the SEC on May 11, 2016 (File No. 001-37426))

4.1	2016 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to Cynapsus’s current report on Form 8-K filed with the SEC on May 11, 2016 (File No. 001-37426))

10.1#	License Agreement dated April 1, 2016 by and between MonoSol Rx and Cynapsus (incorporated by reference to Exhibit 10.1 to Cynapsus’s current report on Form 8-K filed with the SEC on April 6, 2016 (File No. 001-37426))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
#	Confidential portions of the exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

